Form 10-Q
period 1999-09-30
ENTRADE INC
filed 1999-11-15
CIK 897265

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission file number 1-15303


                                  ENTRADE INC.
             (Exact name of registrant as specified in its charter)




                Pennsylvania                            52-2153008
      --------------------------------              ------------------
         State or other jurisdiction                 I.R.S. Employer
      of incorporation or organization              Identification No.


     500 Central Avenue, Northfield, IL                   60093
   --------------------------------------                --------
   Address of principal executive offices                Zip Code


 Registrant's telephone number, including area code:   (847) 441-6650



                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X    No
                                   ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at October 31, 1999
 -------------------------------              -------------------------------
 Common stock, without par value                         13,957,817

                                  ENTRADE INC.

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets
                     September  30, 1999 and December 31, 1998               2

                Condensed Consolidated Statements of Operations
                     Three and Nine Months Ended
                     September 30, 1999 and September 30, 1998               3

                Condensed Consolidated Statement of
                     Changes in Shareholders' Equity
                     Nine Months Ended September 30, 1999                    4

                Condensed Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 1999
                     and September 30, 1998                                  5

                Notes to Condensed Consolidated Financial Statements         6


Item 2.         Management's Discussion and Analysis of                     15
                     Financial Condition and Results of Operations


Item 3.         Quantitative and Qualitative Disclosures                    20
                     About Market Risk



PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                           21

Item 4.         Submission of Matters to a Vote of Security Holders         21

Item 6.         Exhibits and Reports on Form 8-K                            21



SIGNATURES                                                                  22

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                                          ENTRADE INC AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited in thousands, except share data)


                                                  September 30,    December 31,
                                                       1999            1998
                                                     --------        --------

               ASSETS
Current assets:
   Cash and equivalents                              $ 11,019        $ 11,753
   Restricted cash and equivalents                        100           1,045
   Available-for-sale securities                        3,337           8,200
   Other                                                  729             270
                                                     --------        --------
               Total current assets                    15,185          21,268
                                                     --------        --------

Property, plant and equipment                             391            --
Less accumulated depreciation and amortization           --              --
                                                     --------        --------
                                                          391            --
                                                     --------        --------

Other assets:
   Intangibles, net                                    10,027            --
   Investment in AsseTrade.com                          3,523            --
   Other                                                  289            --
                                                     --------        --------
                                                       13,839            --
                                                     --------        --------

                                                     $ 29,415        $ 21,268
                                                     ========        ========


              LIABILITIES
Current liabilities:
   Accounts payable                                  $    105            --
   Accrued expenses                                       774        $    568
   Income taxes                                         1,108           1,854
   Common stock put warrants                              340           1,705
   Liabilities of discontinued operations               8,312          10,328
                                                     --------        --------
               Total current liabilities               10,639          14,455
                                                     --------        --------

Commitments and contingencies

Redeemable preferred stock                               --             2,857


              SHAREHOLDERS' EQUITY
Common stock, no par value;
   authorized 20,000,000 shares;
   issued 12,287,317 shares in 1999
   and 8,302,110  shares in 1998                         --             6,227
Additional paid-in capital                             76,369          42,734
Deferred stock compensation                            (2,804)           --
Unrealized appreciation of investments                  6,057          10,920
Accumulated deficit                                   (60,846)        (54,300)
                                                     --------        --------
                                                       18,776           5,581
Less treasury stock, 437,882 shares, at cost             --             1,625
                                                     --------        --------
                                                       18,776           3,956
                                                     --------        --------
                                                     $ 29,415        $ 21,268
                                                     ========        ========


The accompanying notes are an integral part of the consolidated financial statements.

                          ENTRADE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited in thousands, except per share data)




                                                             Three Months Ended     Nine Months Ended
                                                                September 30,          September 30,
                                                             -------------------    -------------------
                                                               1999        1998*      1999        1998*
                                                             -------     -------    -------     -------

Net sales                                                    $  --       $  --      $  --       $  --
                                                             -------     -------    -------     -------

Costs and expenses:
   Cost of goods sold,
      exclusive of depreciation and amortization                --          --         --          --
   Selling, general and administrative                         2,042         539      6,570       1,691
                                                             -------     -------    -------     -------
                                                               2,042         539      6,570       1,691
                                                             -------     -------    -------     -------

Operating loss                                                (2,042)       (539)    (6,570)     (1,691)
                                                             -------     -------    -------     -------

Other income (expense):
   Interest income (expense), net                                109        (807)       316      (2,794)
   Realized gain on disposal of
      available-for-sale securities                             --          --         --           320
   Other income (expense), net                                  --            (1)      --           (75)
                                                             -------     -------    -------     -------
                                                                 109        (808)       316      (2,549)
                                                             -------     -------    -------     -------

Loss from continuing operations before income taxes           (1,933)     (1,347)    (6,254)     (4,240)
Provision for income taxes                                      --          --         --          --
                                                             -------     -------    -------     -------
Loss from continuing operations                               (1,933)     (1,347)    (6,254)     (4,240)
Earnings from discontinued operations                           --         1,158       --         1,968
                                                             -------     -------    -------     -------
Net loss                                                      (1,933)       (189)    (6,254)     (2,272)
Dividends applicable to redeemable preferred stock               (98)        (95)      (292)       (314)
                                                             -------     -------    -------     -------
Loss applicable to common shares                             ($2,031)    ($  284)   ($6,546)    ($2,586)
                                                             =======     =======    =======     =======

Earnings (loss) per share applicable to common shares:
    Basic
       Continuing operations                                 ($ 0.20)    ($ 0.19)   ($ 0.74)    ($ 0.58)
       Discontinued operations                                  --          0.15       --          0.25
                                                             -------     -------    -------     -------
                 Net loss                                    ($ 0.20)    ($ 0.04)   ($ 0.74)    ($ 0.33)
                                                             =======     =======    =======     =======

     Weighted average number of shares
          of common stock outstanding                          9,766       7,864      8,850       7,899
                                                             =======     =======    =======     =======

    Diluted
       Continuing operations                                 ($ 0.20)    ($ 0.19)   ($ 0.74)    ($ 0.58)
       Discontinued operations                                  --          0.15       --          0.25
                                                             -------     -------    -------     -------
                 Net loss                                    ($ 0.20)    ($ 0.04)   ($ 0.74)    ($ 0.33)
                                                             =======     =======    =======     =======

     Weighted average number of shares of common stock
            and common stock equivalents outstanding           9,766       7,864      8,850       7,899
                                                             =======     =======    =======     =======




The accompanying notes are an integral part of the condensed consolidated financial statements.

---------------------------
* As reclassified for discontinued operations.

                          ENTRADE INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   (Unaudited in thousands, except share data)


                                                                            Accumulated
                                 Common Stock       Additional   Deferred       Other                   Treasury Stock       Total
                              -------------------    Paid-in      Stock    Comprehensive  Accumulated  --------------- Shareholders'
                                Shares    Dollars     Capital  Compensation    Income       (Deficit)   Shares Dollars     Equity
                              ---------- --------   ---------  ----------- ------------  -----------   ------- -------   ----------
Balance at
   December 31, 1998           8,302,110   $6,227     $42,734                   $10,920     ($54,300)  437,882 ($1,625)      $3,956
                                                                                                                         -----------

Comprehensive income (loss):
 Net loss                              -        -           -                         -       (6,254)        -       -       (6,254)
 Net decrease in
  unrealized appreciation
  of investments                       -        -           -                    (4,863)           -         -       -       (4,863)
                                                                                                                        -----------
 Comprehensive income (loss)                                                                                                (11,117)
                                                                                                                        -----------

Other changes in
    shareholders' equity:
 Exercise of warrants
  to purchase common stock     1,662,289    1,247       6,080                         -            -         -       -        7,327
 Exercise of options to
  purchase common stock           52,397       39         166                         -            -         -       -          205
 Common stock issued
  as consideration for
  Entrade assets acquired      2,100,000    1,575       9,938                         -            -         -       -       11,513
 Common stock issued in
  exchange for ARTRA
  Series A preferred stock       608,403      456       2,693                         -            -         -       -        3,149
 Stock options issued
  and deferred
   stock-based compensation            -        -       4,900       (4,900)           -            -         -       -            -
 Compensation
   expense recognized                  -        -           -        2,096            -            -         -       -        2,096
 Outstanding stock options             -        -         575            -            -            -         -       -          575
 Eliminate put liability
  for warrants exercised               -        -       1,364            -            -            -         -       -        1,364
 Redeemable preferred
  stock dividends                      -        -           -            -            -         (292)        -       -         (292)
 Reclassification of
  shareholders' equity
  accounts in conjunction
  with the merger of
  ARTRA into Entrade                   -   (9,544)      9,544            -            -            -         -       -             -
 Cancelation of treasury
  stock in conjunction
  with the merger of
  ARTRA into Entrade            (437,882)       -      (1,625)           -            -            -  (437,882) (1,625)           -

                                                                                                                         ----------
   Other changes in
     shareholders' equity                                                                                                    25,937
                                                                                                                         ----------

                              ---------- --------  ----------- ----------- ------------  -----------   ------- -------   ----------
Balance at
   September 30, 1999         12,287,317        -     $76,369      ($2,804)      $6,057     ($60,846)        -       -      $18,776
                              ========== ========  =========== =========== ============  ===========   ======= =======   ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ENTRADE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)




                                                                          Nine Months Ended
                                                                     ----------------------------
                                                                     September 30,  September 30,
                                                                           1999         1998
                                                                        ---------    ---------


Net cash flows from (used by) operating activities                      ($  4,824)   $   1,015
                                                                        ---------    ---------

Cash flows from investing activities:
   Purchase of Entrade assets, net of cash acquired                        (4,099)        --
   Decrease in restricted cash                                                945         --
   Additions to property, plant and equipment                                --         (1,951)
   Proceeds from sale of COMFORCE common stock                               --            170
   Other                                                                     (288)        --
                                                                        ---------    ---------
Net cash flows used by investing activities                                (3,442)      (1,781)
                                                                        ---------    ---------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                     7,532           17
   Net decrease in short-term debt                                           --           (118)
   Proceeds from long-term borrowings                                        --        105,839
   Reduction of long-term debt                                               --       (107,817)
   Repurchase of common stock previously issued
      to pay down short-term notes                                           --         (1,518)
   Redemption of detachable put warrants                                     --         (1,420)
   Other                                                                     --            (48)
                                                                        ---------    ---------
Net cash flows from (used by) financing activities                          7,532       (5,065)
                                                                        ---------    ---------

Decrease in cash and cash equivalents                                        (734)      (5,831)
Cash and equivalents, beginning of period                                  11,753        5,991
                                                                        ---------    ---------
Cash and equivalents, end of period                                     $  11,019    $     160
                                                                        =========    =========



Supplemental schedule of noncash
  investing and financing activities:
    Issue Entrade common stock as
      consideration for Entrade assets acquired                         $  11,513         --
    Exchange Entrade common stock for
      ARTRA redeemable preferred stock                                      3,149         --
    ARTRA/BCA redeemable preferred stock
       received as payment of
       Peter Harvey advances                                                 --      $  12,787






The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ENTRADE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION


Prior to September 23, 1999, the Registrant operated as ARTRA Group Incorporated ("ARTRA"), a Pennsylvania corporation incorporated in 1933. Through November 20, 1998, ARTRA operated in one industry segment as a manufacturer of packaging products principally serving the food industry. The packaging products business was conducted by the Company's wholly-owned subsidiary, Bagcraft Corporation of America ("Bagcraft"), which business was sold on November 20, 1998.

As discussed in Note 2, on February 23, 1999, ARTRA entered into an agreement with Entrade Inc. ("Entrade" or the "Company"), formerly NA Acquisition Corp., and WorldWide Web NetworX Corporation ("WorldWide") providing for the merger of a wholly owned subsidiary of Entrade with and into ARTRA. Entrade owns all of the outstanding capital stock of entrade.com, Inc. ("entrade.com") and 25% of the Class A Common Stock of asseTrade.com, Inc. ("asseTrade.com").

On September 22, 1999 ARTRA's shareholders approved the transaction and on September 23, 1999, the merger (the "Merger") was completed. As a result of the Merger, ARTRA became a wholly-owned subsidiary of Entrade, and Entrade's common stock became listed and commenced trading on the New York Stock Exchange under the symbol "ETA" on September 24, 1999.

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Company's annual report on Form 10-K. Accordingly, the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of September 30, 1999, and the results of operations and changes in cash flows for the three and nine month periods ended September 30, 1999 and September 30, 1998. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.


2.       CHANGE OF BUSINESS

         Entrade Inc.

On February 23, 1999, ARTRA entered into an Agreement and Plan of Merger (the "Merger Agreement") with Entrade, WorldWide, and WWWX Merger Subsidiary, Inc. ("Merger Sub"), a wholly-owned subsidiary of Entrade. Terms of the acquisition agreement require the Merger Sub to merge into ARTRA (the "Merger"), with ARTRA being the surviving corporation.

On September 22, 1999 ARTRA's shareholders approved the transaction and on September 23, 1999, the Merger was completed. As a result of the Merger, ARTRA became a wholly owned subsidiary of Entrade, and the shareholders of ARTRA became shareholders of Entrade. Under the terms of the Merger Agreement, the ARTRA shareholders received one share of Entrade common stock in exchange for each share of ARTRA common stock. Additionally, holders of ARTRA Series A preferred stock received 329 shares of Entrade common stock for each share of ARTRA Series A preferred stock. All stock options and warrants issued by ARTRA and outstanding on the closing date of the Merger were converted into Entrade stock options and warrants. Entrade's common stock became listed and commenced trading on the New York Stock Exchange under the symbol "ETA" on September 24, 1999.

                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



Entrade owns all of the outstanding capital stock of entrade.com and 25% of the Class A Common Stock of asseTrade.com.

entrade.com is an Internet business-to-business electronic commerce ("e-commerce") company seeking to provide asset disposition solutions for the utility and large industrial manufacturing sectors. asseTrade.com proposes to develop and implement comprehensive asset/inventory recovery, disposal, remarketing and management solutions for corporate clients through advanced Internet electronic business applications, including on-line auctions.

In connection with the execution of the Merger Agreement, on February 23, 1999, Entrade acquired certain software and intellectual property and 25% of the shares of Class A Voting Common Stock of asseTrade.com (collectively, the "Purchased Assets") from WorldWide, in exchange for 1,800,000 shares of Entrade common stock, $800,000 in cash and a note for $500,000, paid upon the consummation of the Merger. On February 16, 1999, Entrade had agreed with Energy Trading Company, a wholly owned subsidiary of Peco Energy Company, to issue to Energy Trading Company 200,000 shares of Entrade common stock, and to pay Energy Trading Company $100,000, paid upon the consummation of the Merger, in exchange for certain retained rights Energy Trading Company held in the Purchased Assets. Entrade also agreed with both WorldWide and Energy Trading Company that it would provide a minimum of $4,000,000 in funding for entrade.com. Under separate loan agreements, ARTRA agreed to loan Entrade up to $2,000,000 and advance an additional $250,000 to fund the $800,000 cash payment to WorldWide and to provide funding for entrade.com until the consummation of the merger. Under the Merger Agreement, the Company also agreed to guaranty the $4,000,000 funding for entrade.com.

In August 1999, WorldWide agreed to loan Entrade up to $500,000 to fund Entrade's operations for the period from the date of the loan to the closing date under the Merger Agreement. Borrowings totaling $405,000 were repaid to WorldWide prior to closing the Merger.

The acquisition has been accounted for as a purchase. The operating results of Entrade have been included in the Company's consolidated financial statements since the effective date of acquisition. However, Entrade losses for the period from February 23, 1999 until the effective date of the merger in September 1999 have been reflected in the Company's consolidated financial statements as the economic risks of ownership were assumed by ARTRA effective February 23, 1999. The amount of the purchase price allocated to intangible assets acquired of approximately $10 million is being amortized over 5 years.

The following unaudited pro forma information (in thousands, except per share amounts) presents a summary of the results of operations of the Company as if a merger of ARTRA with a subsidiary of Entrade and the exchange of ARTRA common stock and ARTRA preferred stock for Entrade common stock had been approved by ARTRA's shareholders and was effective as of January 1, 1999. Entrade had no operations and no revenues related to the assets acquired. asseTrade.com had no operations and no revenues when the 25% voting interest was acquired by Entrade. Accordingly, no pro forma information is presented for the nine months ended September 30, 1998 as in the opinion of management this information would not be meaningful.



                                                               Nine Months
                                                                  Ended
                                                              September 30,
                                                                  1999
                                                                --------

        Net sales                                               $    595
                                                                ========

        Net loss                                                $ (7,757)
                                                                ========

        Basic and diluted net loss per common share             $   (.75)
                                                                ========

                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



These unaudited pro forma results include certain adjustments, such as additional amortization expense primarily related to intangible assets. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1999, or of future results of operations.

In September 1999, asseTrade.com entered into an agreement with an investor providing for an initial purchase of shares of asseTrade.com Series A Preferred Stock. Upon completion of the transaction, subject to certain performance criteria on the part of asseTrade.com, the investor may purchase additional shares of asseTrade.com Series A Preferred Stock. Upon completion of the transaction and assuming the conversion of the asseTrade.com Series A Preferred Stock, the investor would hold a 31.1% interest in the Class A Common Stock of asseTrade.com and Entrade's interest in the Class A Common Stock would be approximately 17.5%, or 14.65% on a fully diluted basis.


         Bagcraft

Effective August 26, 1998, ARTRA and its wholly-owned BCA Holdings, Inc. ("BCA") subsidiary, the parent of Bagcraft, agreed to sell the business assets of Bagcraft. Additionally, the buyer agreed to assume certain Bagcraft liabilities. The disposition of the Bagcraft business resulted in a net gain of $35,985,000.

The Company's 1998 consolidated financial statements have been reclassified to report separately the results of operations of Bagcraft. The operating results (in thousands) for the nine months ended September 30, 1998 of ARTRA's discontinued Bagcraft subsidiary consist of:


         Net sales                                              $   94,717
                                                                ==========

         Earnings from operations before
           income taxes and minority interest                   $    2,425
         Provision for income taxes                                    (46)
         Minority interest                                            (411)
                                                                ----------
         Earnings from discontinued operations                  $    1,968
                                                                ==========

         Earnings per share from discontinued operations        $      .25
                                                                ==========


Liabilities of discontinued operations at September 30, 1999 and December 31, 1998 of $8,312,000 and $10,328,000, respectively, include BCA/Bagcraft redeemable preferred stock issues (see Note 4), contractual obligations, environmental matters and other future estimated costs for various discontinued operations.


3.            INVESTMENT IN COMFORCE CORPORATION

At September 30, 1999 the Company's investment in COMFORCE Corporation ("COMFORCE"), 1,525,500 shares, currently a common stock ownership interest of approximately 9%, was classified in the Company's condensed consolidated balance sheet in current assets as "Available-for-sale securities." At September 30, 1999 the gross unrealized gain relating to the Company's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $6,057,000. The investment in COMFORCE common stock, which represents a significant portion of the Company's assets at September 30, 1999 and December 31, 1998, is subject to liquidity and market price risks.

                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



In January 1996, the ARTRA's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes are collateralized by the related COMFORCE common shares. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes.

Based upon the preceding factors, ARTRA's had concluded that, for reporting purposes, it had effectively granted options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, in January 1996 these 200,000 COMFORCE common shares were removed from the Company's portfolio of "Available-for-sale securities" and were classified in the ARTRA's condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised.

During the three and nine months ended September 30, 1998, options to acquire 70,750 and 84,750 of these COMFORCE common shares were exercised resulting in realized gains of $267,000 and $320,000, respectively. At September 30, 1999, options to acquire 55,750 COMFORCE common shares remained unexercised and were classified in the Company's condensed consolidated balance sheet as other current assets with an aggregate value of $112,000, based upon the value of proceeds to be received upon future exercise of the options.


4.       REDEEMABLE PREFERRED STOCK

         ARTRA

In March 1990, ARTRA issued 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000 as partial consideration for the acquisition of the discontinued Bagcraft subsidiary.

At  December  31,  1998,  1,849.34  shares  of  Series A  Preferred  Stock  were outstanding with a carrying value of $2,857,000, including accumulated dividends, net of unamortized discount of $239,000. The Series A Preferred Stock accrued dividends at the rate of 6% per annum and was redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,246,000 ($674 per share) were accrued at December 31, 1998.

Under the terms of the ARTRA/Entrade merger, as discussed in Note 2, holders of ARTRA Series A preferred stock received 329 shares of Entrade common stock (an aggregate of 608,403 Entrade common shares) for each share of ARTRA Series A preferred stock.


         BCA Holdings/ Bagcraft

During 1992 and 1993, in exchange for cash consideration of $3,675,000, a former related party received 3,675 shares of BCA Series A preferred stock (6% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share). At September 30, 1999 and December 31, 1998, liabilities of discontinued operations included 1,036.39 and 1,672.18 BCA Series A redeemable preferred shares with accumulated dividends of $318,000 ($307 per share) and $514,000 ($307 per share), respectively.

Effective February 15, 1996, BCA, Bagcraft and a former related party entered into an agreement to exchange certain preferred stock between the companies. Per terms of the exchange agreement BCA issued 8,135 shares of BCA Series B preferred stock (13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share) to

                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



the former related party in exchange for 41,350 shares of Bagcraft redeemable preferred stock. At September 30, 1999 and December 31, 1998, liabilities of discontinued operations included 1,675.79 BCA Series B redeemable preferred shares with accumulated dividends of $650,000 ($388 per share).

Both the BCA Series A preferred stock and the BCA Series B preferred stock are redeemable at the option of the issuer for an amount equal to face value plus accumulated dividends. The BCA Series B preferred stock was redeemable on June 1, 1997.

In October 1999, the Company's board of directors approved an offer to exchange an aggregate of up to 727,225 shares of Entrade common stock for the BCA Series A preferred stock and the BCA Series B preferred stock. The offer expires on November 22, 1999.

At September 30, 1999 and December 31, 1998, liabilities of discontinued operations included 8,650 shares of Bagcraft 13.5% cumulative, redeemable preferred stock (liquidation preference equal to $100 per share). Accumulated dividends of $1,315,000 were accrued at September 30, 1999 and December 31, 1998 ($152 per share).


5.       INCOME TAXES

No income tax benefit was recognized in connection with the Company's 1999 and 1998 pre-tax losses due to the Company's tax loss carryforwards and the uncertainty of future taxable income.

At December 31, 1998, ARTRA and its subsidiaries had Federal income tax loss carryforwards of approximately $2,400,000 expiring principally in 2010 - 2012, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, upon exercise of stock options and warrants, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation on its ability to utilize its Federal income tax loss carryforwards.


6.       EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing the income available to common shareholders, net earnings (loss), less redeemable preferred stock dividends, by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings (loss) per share is computed by dividing the income available to common shareholders, net earnings (loss), less redeemable preferred stock dividends, by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, during each period. For the three months ended September 30, 1999 and 1998, common stock equivalents totaled 1,271,000 and 119,000 shares, respectively. For the nine months ended September 30, 1999 and 1998, common stock equivalents totaled 1,156,000 and 57,000 shares, respectively.

                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



Earnings (loss) per share for the three and nine months ended September 30, 1999 and 1998 was computed as follows (in thousands, except per share amounts):

                                                             Three Months Ended    Three Months Ended
                                                             September 30, 1999    September 30, 1998
                                                             ------------------    ------------------
                                                              Basic     Diluted     Basic     Diluted
                                                             -------    -------    -------    -------

AVERAGE SHARES OUTSTANDING:
  Weighted average shares outstanding                          9,766      9,766      7,864      7,864
  Common stock equivalents  (options/warrants)                  --         --         --         --
                                                             -------    -------    -------    -------
                                                               9,766      9,766      7,864      7,864
                                                             =======    =======    =======    =======

EARNINGS (LOSS):
  Loss from continuing operations                            $(1,933)   $(1,933)   $(1,347)   $(1,347)
  Dividends applicable to  redeemable preferred stock            (98)       (98)       (95)       (95)
                                                             -------    -------    -------    -------
  Loss from continuing operations
     applicable to common shareholders                        (2,031)    (2,031)    (1,442)    (1,442)
  Earnings  from discontinued operations                        --         --        1,158      1,158
                                                             -------    -------    -------    -------
  Net loss                                                   $(2,031)   $(2,031)   $  (284)   $  (284)
                                                             =======    =======    =======    =======

PER SHARE AMOUNTS:
  Loss from continuing operations
     applicable to common shares                             $  (.20)   $  (.20)   $  (.19)   $  (.19)
 Earnings from discontinued operations                          --         --          .15        .15
                                                             -------    -------    -------    -------
  Net loss applicable  to common shares                      $  (.20)   $  (.20)   $  (.04)   $  (.04)
                                                             =======    =======    =======    =======


                                                              Nine Months Ended     Nine Months Ended
                                                              September 30, 1999    September 30, 1998
                                                             ------------------    ------------------
                                                              Basic     Diluted     Basic     Diluted
                                                             -------    -------    -------    -------
AVERAGE SHARES OUTSTANDING:
  Weighted average shares outstanding                         8,850      8,850      7,899      7,899
  Common stock equivalents  (options/warrants)                  --         --         --         --
                                                             -------    -------    -------    -------
                                                               8,850      8,850      7,899      7,899
                                                             =======    =======    =======    =======

EARNINGS (LOSS):
  Loss from continuing operations                            $(6,254)   $(6,254)   $(4,240)   $(4,240)
  Dividends applicable to  redeemable preferred stock           (292)      (292)      (314)      (314)
  Loss from continuing operations
     applicable to common shareholders                        (6,546)    (6,546)    (4,554)    (4,554)
  Earnings  from discontinued operations                        --         --        1,968      1,968
                                                             -------    -------    -------    -------
  Net loss                                                   $(6,546)   $(6,546)   $(2,586)   $(2,586)
                                                             =======    =======    =======    =======


PER SHARE AMOUNTS:
  Loss from continuing operations
     applicable to common shares                             $  (.74)   $  (.74)   $  (.58)   $  (.58)
  Earnings from discontinued operations                         --          --         .25        .25
                                                             -------    -------    -------    -------
  Net loss applicable  to common shares                       $ (.74)   $  (.74)   $  (.33)   $  (.33)
                                                             =======    =======    =======    =======


                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



7.       LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At September 30, 1999 and December 31, 1998, the Company had accrued current liabilities of $1,500,000 for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements.

ARTRA's discontinued Bagcraft subsidiary's Chicago facility has been the subject of allegations that it violated laws and regulations associated with the Clean Air Act. The facility has numerous sources of air emissions of volatile organic materials ("VOMs") associated with its printing operations and was required to maintain and comply with permits and emissions regulations with regard to each of these emission sources.

In November of 1995, the EPA issued a Notice of Violation ("NOV") against Bagcraft's Chicago facility alleging numerous violations of the Clean Air Act and related regulations. In May 1998 Bagcraft paid $170,000 to formally extinguish this claim.

In April 1994, the EPA notified ARTRA that it was a potentially responsible party for the disposal of hazardous substances (principally waste oil) at a disposal site in Palmer, Massachusetts generated by a manufacturing facility formerly operated by the Clearshield Plastics Division ("Clearshield") of Harvel Industries, Inc. ("Harvel"), a majority owned subsidiary of ARTRA. In 1985, Harvel was merged into ARTRA's Fill-Mor subsidiary. This site has been included on the EPA's National Priorities List. In February 1983, Harvel sold the assets of Clearshield to Envirodyne. The alleged waste disposal occurred in 1977 and 1978, at which time Harvel was a majority-owned subsidiary of ARTRA. In May 1994, Envirodyne and its Clearshield National, Inc. subsidiary sued ARTRA for indemnification in connection with this proceeding. The cost of clean-up at the Palmer, Massachusetts site has been estimated to be approximately $7 million according to proofs of claim filed in the adversary proceeding. A committee formed by the named potentially responsible parties has estimated the liability respecting the activities of Clearshield to be $400,000. ARTRA has not made any independent investigation of the amount of its potential liability and no assurances can be given that it will not substantially exceed $400,000.

In a case titled Sherwin-Williams Company v. ARTRA GROUP Incorporated, filed in 1991 in the United States District Court for Maryland, Sherwin-Williams Company ("Sherwin-Williams") brought suit against ARTRA and other former owners of a paint manufacturing facility in Baltimore, Maryland for recovery of costs of investigation and clean-up of hazardous substances which were stored, disposed of or otherwise released at this manufacturing facility. This facility was owned by Baltimore Paint and Chemical Company, formerly a subsidiary of ARTRA from 1969 to 1980. Sherwin-William's current projection of the cost of clean-up is approximately $5 to $6 million. ARTRA has filed counterclaims against Sherwin-Williams and cross claims against other former owners of the property. ARTRA also is vigorously defending this action and has raised numerous defenses. Currently, the case is in its early stages of discovery and ARTRA cannot determine what, if any, its liability may be in this matter.

ARTRA was named as a defendant in United States v. Chevron Chemical Company brought in the United States District Court for the Central District of California respecting Operating Industries, Inc. site in Monterey Park, California. This site is included on the EPA's National Priorities List. ARTRA's involvement stemmed from the alleged disposal of hazardous substances by The Synkoloid Company ("Synkoloid") subsidiary of Baltimore Paint and Chemical Company, which was formerly owned by ARTRA. Synkoloid manufactured spackling paste, wall coatings and related products, certain of which generated hazardous substances as a by-product of the manufacturing process. ARTRA entered into a consent decree with the EPA in which it agreed to pay $85,000 for one phase of the clean-up costs for this site; however, ARTRA defaulted on its payment obligation. ARTRA is presently unable to estimate the total potential liability for clean-up costs at this site, which clean-up is expected to continue for a number of years. The consent decree, even if it had been honored by ARTRA, was not intended to release ARTRA from liability for costs associated with other phases of the clean-up at this site. ARTRA is presently unable determine what, if any, additional liability it may incur in this matter.

                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Since 1983, ARTRA has been a party to product liability asbestos claims relating to the manufacture of products by The Synkoloid Company, a former operating subsidiary. As of September 1998, ARTRA 's primary insurance carriers had paid approximately $13 million in claims related to Synkoloid products, at which point the primary carriers asserted that primary insurance coverage had been exhausted. Since that date, some of ARTRA's excess insurance carriers have assumed the defense and indemnity costs related to the defense and settlement of all Synkoloid product liability claims under a temporary agreement.

From September 1998 through October 31, 1999, these carriers had paid approximately $11.0 million to settle claims. ARTRA believes that the remaining excess coverage totals approximately $200 million. Under the temporary agreement, these carriers could either individually or collectively cease making indemnity or defense payments at any time or refuse to renew the temporary agreement, which was scheduled to expire on August 16, 1999. The parties are continuing to operate under the terms of the temporary agreement.

While ARTRA is currently negotiating a permanent agreement with these carriers, there is no assurance that any permanent agreement will be reached or that the carriers will continue to make payments on the same terms as under the temporary agreement. If the terms of the new agreement are less favorable or the temporary agreement expires without the execution of a new agreement, ARTRA could become obligated to assume a percentage of the indemnity payments and defense costs.
ARTRA is not able to quantify the potential costs of claims that remain outstanding or unasserted. If claims exceed the insurance coverage, ARTRA's financial position could be materially and adversely affected and ARTRA's ability to fund its operations would be impaired.

Several cases have arisen from ARTRA's purchase of Dutch Boy Paints which owned a facility in Chicago which it purchased from NL Industries. In a case titled City of Chicago v. NL Industries, Inc. and ARTRA GROUP Incorporated, filed in the Circuit Court of Cook County, Illinois, the City of Chicago brought a nuisance action and alleged that ARTRA (and NL Industries, Inc.) had improperly stored, discarded and disposed of hazardous substances at the Dutch Boy site, and that ARTRA had conveyed the site to Goodwill Industries to avoid clean-up costs. At the time the suit was filed, the City of Chicago claimed that it would cost $1,000,000 to remediate the site. In August 1999 ARTRA paid $107,000 to settle this claim.


8.       OTHER INFORMATION

On June 28, 1999, the ARTRA's board of directors entered into a three-year employment agreement with Mark F. Santacrose, under which, Mr. Santacrose agreed to become the President and Chief Executive Officer of the Company. In connection with such employment, Mr. Santacrose received an option to purchase 200,000 shares of the Company's common stock at an exercise price of $10.00 per share (exercisable immediately) and 100,000 shares of the Company's common stock at an exercise price of $12.875 per share (exercisable commencing June 28, 2000). The market value of the Company's common stock on the date of grant of the options was $12.875 per share. Accordingly, at June 30, 1999, the Company recognized compensation expense of $575,000 related to these stock options.

On February 23, 1999, ARTRA entered into three-year employment agreements with four individuals to manage the its entry into the Internet business-to-business e-commerce and on-line auction business. In connection with such employment, the four individuals received nonqualified stock options for the purchase of 1,600,000 shares of the Company's Common Stock at an exercise price of $2.75 per share. The options vest in three equal installments over a period ending February 18, 2001. During the nine months ended September 30, 1999, the Company recognized compensation expense of approximately $2,100,000 related to these stock options.

                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


9.       SUBSEQUENT EVENTS

On April 19, 1999, ARTRA entered into a letter of intent to purchase all of the issued and outstanding common stock of Public Liquidations Systems, Inc. and Asset Liquidation Group, Inc., d/b/a as Nationwide Auction Systems ("Nationwide"). Nationwide, which has operated for over 20 years, is one of the nation's largest volume public auction firms in the disposition of municipality, law enforcement, corporate and utility company surplus property. In addition to vehicles and equipment, Nationwide conducts real property and jewelry auctions. Nationwide conducts the auctions at its facilities or at off-site locations. Nationwide has six facilities located in California, Missouri, Delaware and Georgia.

On October 19, 1999, Entrade completed the acquisition of all of the outstanding capital stock Nationwide for consideration consisting of the following: (a) an aggregate of 1,570,000 shares of Entrade common stock; (b) promissory notes (the "Notes") in the aggregate principal amount of $4,800,000, maturing on November 29, 1999; (c) an aggregate of $6,000,000 cash; and (d) promissory notes (the "Term Notes") in the aggregate principal amount of $14,000,000, maturing October 1, 2001. The Notes and the Term Notes bear interest at an annual rate of 8%. Entrade paid the cash portion of the purchase price with its existing cash assets. Entrade also issued 80,000 shares of Entrade common stock in payment of fees to its agent in connection with the closing of the transaction.

Entrade is required to prepay the Notes prior to their maturity date in the event that it receives in excess of $4,800,000 in debt or equity financing or does not receive a commitment for such financing by November 15, 1999. In the event Entrade is required to prepay the Notes or pay the Notes at maturity, as the case may be, Entrade intends to pay the Notes by delivering shares of Entrade Common Stock (the "Note Shares") at the rate of the lower of (a) $17 per share or (b) 85% of the average closing price of Entrade Common Stock on the New York Stock Exchange on the last five trading days ending on the applicable due date of the Notes.

Entrade also entered into an employment agreement with an individual to serve as an executive officer of Nationwide. The initial term of the employment agreement is three years. The term will automatically be extended on each anniversary of the agreement commencing the third anniversary for one year unless either party gives notice that it does not wish to extend the employment term not later than 90 days preceding such anniversary date. In connection with such employment, this individual was issued a nonqualified stock option for the purchase of 200,000 shares of Entrade Common Stock at an exercise price of $9.00 per share. The Option became exercisable in full on the date of the closing of the Nationwide acquisition. As of the closing date of the Nationwide acquisition, this individual was appointed as a director of Entrade.

Effective October 4, 1999, Entrade acquired all of the Series A Preferred Stock of printeralliance.com for cash of $500,000. The cash payment was funded by Entrade's existing cash assets. A privately-owned e-commerce company, printeralliance.com. was formed in 1999 to establish a buying group of independent commercial printers. printeralliance.com.'s buying group concept will offer independent commercial printers cost savings, equipment and other services as a result of the leveraged buying power of the group. The preferred shares acquired by Entrade are convertible into a 61% common stock ownership interest in printeralliance.com.

In October 1999, the Company's board of directors adopted the 1999 Nonqualified Stock Option Plan For Non-Executive Officer Employees (the "1999 Plan"). The 1999 Plan reserves 1,000,000 shares of the Company's common stock for the granting of options. The Company subsequently issued options to purchase 636,500 shares of its common stock for prices ranging from $9.00 to $15.75 per share.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion supplements the information found in the financial statements and related notes:


         Results of Operations

During the third quarter of 1999 we completed the merger agreement with ARTRA and continued the Internet business-to-business electronic commerce business conducted by entrade.com, which seeks to provide asset disposition solutions for the utility and large industrial manufacturing sectors. We also continued to hold an equity interest in asseTrade.com, which proposes to develop and implement comprehensive asset/inventory recovery, disposal, and remarketing and management solutions for corporate clients through advanced Internet electronic business applications, including on-line auctions. In October 1999 we acquired all of the outstanding capital stock of Nationwide, a public auction firm for the disposition of municipality, law enforcement, corporate and utility company surplus property. In addition to vehicles and equipment, Nationwide conducts real property and jewelry auctions. In October 1999, we also acquired all of the Series A Preferred Stock (convertible into a 61% common stock ownership interest) of printeralliance.com, a privately-owned e-commerce company formed in 1999 to establish a buying group of independent commercial printers.

As a result of the merger agreement, ARTRA became a wholly-owned subsidiary of Entrade. ARTRA significantly changed its business focus during the fourth quarter of fiscal year 1998. ARTRA exited its single industry segment, the packaging products business, conducted by the discontinued Bagcraft subsidiary.

Our consolidated financial statements for the three and nine months ended September 30, 1998 have been reclassified to report separately the results of operations of the Bagcraft subsidiary in discontinued operations.


Three Months Ended September 30, 1999 vs. Three Months Ended September 30, 1998

         Continuing Operations

Selling, general and administrative expenses from continuing operations were $2,042,000 for the three months ended September 30, 1999 as compared to $539,000 for the three months ended September 30, 1998. We incurred a compensation charge of approximately $900,000 during the three months ended September 30, 1999 relating to stock options granted in February 1999 to certain individuals employed to manage our entry into the Internet business-to-business e-commerce and on-line auction business. Professional fees increased approximately $400,000 during the three months ended September 30, 1999 as compared to the prior year period due to expanded corporate development activities.

During the three months ended September 30, 1999, we had net interest income of $109,000 as compared to net interest expense of $807,000 during the three months ended September 30, 1998. We used cash proceeds received from the November 1998 sale of the assets of the discontinued Bagcraft subsidiary to pay off approximately $15,200,000 of borrowings on various loan agreements. We have invested approximately $9,000,000 as of September 30, 1999 of the remaining net proceeds in interest bearing cash equivalents.

We were  unable to  recognize  an income  tax  benefit  in  connection  with the
Company's   1999  and  1998  pre-tax  losses  due  to  the  Company's  tax  loss carryforwards and the uncertainty of future taxable income.


         Discontinued Operations

During the three months ended September 30, 1998, we had earnings of $1,158,000 at the discontinued Bagcraft subsidiary. No income or loss relating to discontinued operations was incurred during 1999.

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

         Continuing Operations

Selling, general and administrative expenses from continuing operations were $6,570,000 for the nine months ended September 30, 1999 as compared to $1,691,000 for the nine months ended September 30, 1998. We incurred a compensation charge of approximately $2,100,000 during the nine months ended September 30, 1999 relating to stock options granted in February 1999 to certain individuals employed to manage our entry into the Internet business-to-business e-commerce and on-line auction business. We also incurred a compensation charge of $575,000 during the nine months ended September 30, 1999 relating to stock options granted under terms of an employment agreement with our newly appointed president and chief executive officer. Professional fees increased approximately $500,000 during the nine months ended September 30, 1999 as compared to the prior year period due to expanded corporate development activities.

Selling, general and administrative expenses from continuing operations included $1,305,000 of losses incurred by Entrade during the nine months ended September 30, 1999. The Entrade losses include business development costs of $280,000, payroll and related costs of $927,000 and net administrative costs of $98,000.

During the nine months ended September 30, 1999, we had net interest income of $316,000 as compared to net interest expense of $2,794,000 during the nine months ended September 30, 1998. We used cash proceeds received from the November 1998 sale of the assets of the discontinued Bagcraft subsidiary to pay off approximately $15,200,000 of borrowings on various loan agreements.

We were  unable to  recognize  an income  tax  benefit  in  connection  with the
Company's   1999  and  1998  pre-tax  losses  due  to  the  Company's  tax  loss carryforwards and the uncertainty of future taxable income.


         Discontinued Operations

During the nine months ended September 30, 1998, we had earnings of $1,968,000 at the discontinued Bagcraft subsidiary. No income or loss relating to discontinued operations was incurred during 1999.


Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Our cash and cash equivalents decreased $734,000 during the nine months ended September 30, 1999. Cash flows used by operating activities of $4,824,000 and cash flows used by investing activities of $3,422,000 exceeded cash flows from financing activities of $7,532,000. Operating activities used cash flows to fund the Company's net loss for the nine months ended September 30, 1999 and to pay liabilities of the discontinued Bagcraft subsidiary. Investing activities used cash flows for our acquisition of Entrade's assets. Financing activities provided cash flows from the exercise of stock options and warrants.

Our consolidated working capital decreased by $2,267,000 to $4,546,000 at September 30, 1999, as compared to consolidated working capital of $6,813,000 at December 31, 1998. We used working capital to fund operating expenses, pay liabilities of the discontinued Bagcraft subsidiary and for our acquisition of Entrade's assets. This use of working capital was partially offset by proceeds from the exercise of stock options and warrants.


         Operating Plan

         entrade.com

On February 23, 1999, ARTRA entered into an agreement with Entrade Inc. and WorldWide providing for the merger of a wholly-owned subsidiary of Entrade with and into ARTRA. Entrade owns all of the outstanding capital stock of entrade.com, Inc. and 25% of the Class A Common Stock of asseTrade.com.

On September 22, 1999 ARTRA's shareholders approved the transaction and on September 23, 1999, the merger was completed. As a result of the merger, ARTRA became a wholly owned subsidiary of Entrade, and the shareholders of ARTRA became shareholders of Entrade. Under the terms of the merger agreement, the ARTRA shareholders received one share of Entrade common stock in exchange for each share of ARTRA common stock. Additionally, holders of ARTRA Series A preferred stock received 329 shares of Entrade common stock for each share of ARTRA Series A preferred stock. All stock options and warrants issued by ARTRA and outstanding on the closing date of the merger were converted into Entrade stock options and warrants. Entrade's common stock became listed and commenced trading on the New York Stock Exchange under the symbol "ETA" on September 24, 1999.

On February 23, 1999, Entrade acquired certain software and intellectual property and 25% of the shares of Class A Voting Common Stock of asseTrade.com from WorldWide, in exchange for 1,800,000 shares of Entrade common stock, $800,000 in cash and a note for $500,000, paid upon the consummation of the merger.

On February 16, 1999, Entrade had agreed with Energy Trading Company, a wholly owned subsidiary of Peco Energy Company, to issue to Energy Trading Company
200,000 shares of Entrade common stock, and to pay Energy Trading Company $100,000, paid upon the consummation of the merger, in exchange for certain retained rights Energy Trading Company held in the purchased assets. Entrade also agreed with both WorldWide and Energy Trading Company that it would provide a minimum of $4,000,000 in funding for entrade.com.

Under separate loan agreements, ARTRA agreed to loan Entrade up to $2,000,000 and advance an additional $250,000 to fund the $800,000 cash payment to WorldWide and to provide funding for entrade.com until the consummation of the merger. Under the merger agreement, ARTRA also agreed to guaranty the $4,000,000 funding for entrade.com.

In August 1999, WorldWide agreed to loan Entrade up to $500,000 to fund Entrade's operations for the period from the date of the loan to the closing date under the Merger Agreement. Borrowings totaling $405,000 were repaid to WorldWide prior to closing the merger.

entrade.com does not expect that it will be required to raise additional funds during the next twelve months in excess of the $4,000,000 committed to it. entrade.com believes that it will have sufficient working capital to complete the planned technology development cycle as well as fund day-to-day operations.

entrade.com has made capital purchases including desk-top computers, laptops, servers, printers, fax machines and related equipment to support its operations to date. It is expected that entrade.com will add other equipment only if a significant number of additional employees are hired.

In addition to its Mount Laurel, New Jersey, headquarters, entrade.com has opened or plans to open five field offices to manage and oversee marketing and sales operations. These locations are Philadelphia, Boston, Chicago, New York and Waterloo, Ontario. Its Chicago office will be Entrade's headquarters.

Management believes entrade.com can implement its current business plan through its current employees and subcontractors. As entrade.com develops additional websites and forms other strategic alliances, it intends to hire additional technical employees, additional project management and marketing professionals for each formed strategic alliance and newly developed operating business unit.

         AsseTrade.com

In September 1999, asseTrade.com entered into an agreement with an investor providing for an initial purchase of shares of asseTrade.com Series A Preferred Stock. Upon completion of the transaction, subject to certain performance criteria on the part of asseTrade.com, the investor may purchase additional shares of asseTrade.com Series A Preferred Stock. Upon completion of the transaction and assuming the conversion of the asseTrade.com Series A Preferred Stock, the investor would hold a 31.1% interest in the Class A Common Stock of asseTrade.com and Entrade's interest in the Class A Common Stock would be approximately 17.5%, or 14.65% on a fully diluted basis.


         Nationwide Auction Systems

On April 19, 1999, we entered into a letter of intent to purchase all of the issued and outstanding common stock of Public Liquidations Systems, Inc. and Asset Liquidation Group, Inc., d/b/a as Nationwide. Nationwide is a public auction firm for the disposition of municipality, law enforcement, corporate and utility company surplus property. In addition to vehicles and equipment, Nationwide conducts real property and jewelry auctions.

On October 19, 1999, we completed the acquisition of all of the outstanding capital stock Nationwide. We paid the following amounts to close the transaction: (a) 1,570,000 shares of Entrade common stock; (b) promissory notes (the "Notes") with a total principal amount of $4,800,000, maturing on November 29, 1999; (c) $6,000,000 cash; and (d) promissory notes (the "Term Notes") with a total principal amount of $14,000,000, maturing October 1, 2001. The Notes and the Term Notes bear interest at an annual rate of 8%. We paid the cash portion of the purchase price out of cash in our accounts. We also issued 80,000 shares of Entrade common stock in payment of fees to our agent in connection with the closing of the transaction.

We are required to prepay the Notes prior to their maturity date in the event that we receive in excess of $4,800,000 in debt or equity financing or do not receive a commitment for such financing by November 15, 1999. In the event we are required to prepay the Notes or pay the Notes at maturity, as the case may be, we intend to pay the Notes by delivering shares of Entrade common stock at the rate of the lower of (a) $17 per share or (b) 85% of the average closing price of Entrade common stock on the New York Stock Exchange on the last five trading days ending on the date of the Notes are due.

Entrade also entered into an employment agreement with an individual to serve as an executive officer of Nationwide. The initial term of the employment agreement is three years. The term will automatically be extended on each anniversary of the agreement commencing the third anniversary for one year unless either party gives notice that it does not wish to extend the employment term not later than 90 days preceding such anniversary date. In connection with such employment, this individual was issued a nonqualified stock option for the purchase of 200,000 shares of Entrade Common Stock at an exercise price of $9.00 per share. The Option became exercisable in full on the date of the closing of the Nationwide acquisition. As of the closing date of the Nationwide acquisition, this individual was appointed as a director of Entrade.


         printeralliance.com

Effective October 4, 1999, Entrade acquired all of the Series A Preferred Stock of printeralliance.com for cash of $500,000. The cash payment was funded by Entrade's existing cash assets. A privately-owned e-commerce company, printeralliance.com. was formed in 1999 to establish a buying group of independent commercial printers. printeralliance.com.'s buying group concept will offer independent commercial printers cost savings, equipment and other services as a result of the leveraged buying power of the group. The preferred shares acquired by Entrade are convertible into a 61% common stock ownership interest in printeralliance.com.


We believe we have adequate funds available to fund our obligations and operations for the remainder of 1999.


     Capital Expenditures

We have no material commitments for capital expenditures as of September 30, 1999.


         Investment in COMFORCE Corporation

ARTRA, along with its wholly owned Fill-Mor subsidiary, owns a significant minority interest in COMFORCE Corporation ("COMFORCE"), consisting of 1,525,500 shares or approximately 9% of the outstanding common stock of COMFORCE as of September 30, 1999 with an aggregate value as of that date of $3,337,000.

The COMFORCE shares constitute unregistered securities under the Securities Act of 1933 (the "Act"). As a result of ARTRA's former involvement in the operations and management of COMFORCE, ARTRA was considered an "affiliate" of COMFORCE under the Act, and because of this, the number of shares that ARTRA could sell without registration under the Act within any three-month period was limited. For the reasons set forth below, the Company believes that an exemption from registration under Rule 144(k) promulgated under the Act is now available to it, and therefore the limitations under Rule 144 on the number of restricted shares that ARTRA could sell within any three-month period without registrations are no longer applicable to it.

The Commission might not agree with our position. Notwithstanding this, we do not believe that our ability to sell COMFORCE shares, or eventually to realize on the value of our COMFORCE shares, will be affected in a material adverse way, although we may not be able to sell our COMFORCE shares as quickly as we could if we were to use Rule 144(k). In any event, an attempt to sell a large number of its COMFORCE shares over a limited period could be expected to result in a reduction in the value of those shares.

In January 1996, our Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes are collateralized by the related COMFORCE common shares. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes.

Based upon the preceding factors, we concluded that, for reporting purposes, we had effectively granted options to those officers, directors and key employees to acquire 200,000 of our COMFORCE common shares. Accordingly, in January 1996, these 200,000 COMFORCE common shares were removed from our portfolio of "available-for-sale securities" and were classified in the condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options.

At September 30, 1999, options to acquire 55,750 COMFORCE common shares remained unexercised and were classified in our condensed consolidated balance sheet as other receivables with an aggregate value of $112,000, based upon the value of proceeds to be received upon future exercise of the options.


         Redeemable Preferred Stock

As discussed in Note 4 to our condensed consolidated financial statements, we have certain redeemable preferred stock issues of the BCA and Bagcraft subsidiaries which are included in liabilities of discontinued operations at September 30, 1999.

In October 1999, the Company's board of directors approved an offer to exchange an aggregate of up to 727,225 shares of Entrade common stock for the BCA Series A preferred stock and the BCA Series B preferred stock. The offer expires on November 22, 1999.


         Litigation

We are the defendants in various business-related litigation and environmental matters. See Note 7 to our condensed consolidated financial statements. At September 30, 1999 and December 31, 1998, we had accrued current liabilities of $1,500,000 for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, we do not believe the outcome of these matters will have a material adverse effect on our financial statements.


         Net Operating Loss Carryforwards

At December 31, 1998, we had Federal income tax loss carryforwards of approximately $2,400,000 expiring principally in 2010 - 2012, available to be applied against future taxable income, if any. In recent years, we have issued shares of our common stock to repay various debt obligations, upon exercise of stock options and warrants, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs.

In our opinion, we not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should we continue to issue a significant number of shares of common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its federal income tax loss carryforwards.


Impact of Inflation and Changing Prices

Inflation has become a less significant factor in our economy and currently is not a significant factor to our company.


Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. We have not determined what impact this standard, when adopted, will have on our financial statements.

Year 2000 Compliance

The Year 2000 ("Y2K") issue refers to the inability of many computer programs and systems to process accurately dates later than December 31, 1999. Unless these programs are modified to handle the century change, they will likely interpret the Year 2000 as the year 1900.

We may realize exposure and risk if the systems on which we are dependent to conduct our operations are not Year 2000 compliant. Our potential areas of exposure include products purchased from third parties, computers, software, telephone systems and other equipment used internally. Also, if clients, distributors, suppliers and other third parties with which we conduct business do not successfully address these issues, our business, operating results and financial position could be materially and adversely affected.

In the event that our web-hosting facilities provided by a third party are not Year 2000 compliant, our production web sites would be unavailable and we would not be able to deliver services to our users. In the event that the production and operational facilities that support our web sites are not Year 2000 compliant, some portions of our websites may become unavailable. Our contingency plans include hosting the production websites directly from our office or from a development or staging server that is Year 2000 compliant. While we believe that we will be able to transfer our servers to another service provider within a two to three- day period if it is necessary to implement this plan, we cannot assume that we can complete that transfer without significant disruption.

We have surveyed our third party service providers as to their Year 2000 compliance. We and our affiliated entities have exerted our best efforts to ensure that our hardware and operating systems are Year 2000 compliant. We have tested these systems and will continue to perform periodic testing to ensure Year 2000 compliance.

Our corporate entity has limited data processing requirements, which are handled by personal computers running generic software applications. We believe that our internal systems are Year 2000 compliant. If these systems are not Year 2000 compliant, they can be quickly updated with new equipment without requiring us to incur significant costs.





Item 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


There have been no material changes in reported market risks faced by the Registrant since December 31, 1998. The Company's investment in COMFORCE common stock is subject to liquidity and market price risks.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The information required by Part II, Item 1 of Form 10-Q is hereby incorporated by reference to Note 7 to the Company's condensed consolidated financial statements for the quarter ended September 30, 1999 included in Part I, Item 1 of this Form 10-Q.




Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                    2.1 Agreement and Plan of Merger dated as of February 23, 1999 among ARTRA, WorldWide Web NetworX Corporation, NA Acquisition Corp. (now known as Entrade Inc.) and WWWX Merger Subsidiary, Inc.; Amendment to Agreement and Plan of Merger dated as of April 30, 1999; and Consent and Amendment to Agreement and Plan of Merger dated as of August 9, 1999 (incorporated by reference to Appendix A to the Proxy Statement/Prospectus filed with the Commission on August 20, 1999).

                    2.2 Stock Purchase Agreement dated as of October 15, 1999 among Entrade Inc., Don Haidl, Corey P. Schlossmann, Peggy Haidl, as trustee of the Capital Direct 1999 Trust and the Core Capital IV Trust, Public Liquidation Systems, Inc. and Asset Liquidation Group, Inc. and the Closing Letter dated as of
                           October 15, 1999 among all parties to the Stock Purchase Agreement, without schedules and other exhibits. Entrade agrees to furnish supplementally copies of these schedules and other exhibits omitted to the Commission upon request (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Commission on October 28, 1999).

                   10.1 Promissory Note dated as of October 15, 1999 from Entrade to Don Haidl, in the principal amount of $4,320,000 (incorporated by reference to Form 8-K filed with the Commission on October 28, 1999).

                   10.2 Promissory Note dated as of October 15, 1999 from Entrade to Corey P. Schlossmann, in the principal amount of $480,000 incorporated by reference to Form 8-K filed with the Commission on October 28, 1999).

                   10.3 Promissory Note dated as of October 15, 1999 from Entrade to Don Haidl, in the principal amount of $12,600,000 incorporated by reference to Form 8-K filed with the Commission on October 28, 1999).

                   10.4 Promissory Note dated as of October 15, 1999 from Entrade to Corey P. Schlossmann, in the principal amount of $1,400,000 incorporated by reference to Form 8-K filed with the Commission on October 28,
                           1999).

                   10.5 Employment Agreement dated as of October 15, 1999 between Entrade and Corey P. Schlossmann incorporated by reference to Form 8-K filed with the Commission on October 28, 1999).

                   10.6 Stock Option Agreement dated as of October 15, 1999 between Entrade Inc. and Corey P. Schlossmann incorporated by reference to Form 8-K filed with the Commission on October 28, 1999).

                   10.7 Stock Restriction and Registration Rights Agreement dated as of October 15, 1999 between Entrade Inc. and the Sellers incorporated by reference to Form 8-K filed with the Commission on October 28, 1999).

            (b)       Reports on Form 8-K:

                    No reports on Form 8-K were filed during the quarter ended September 30, 1999. The Company filed Form 8-K on October 6, 1999 to report on Item 2 the consummation of the merger agreement between the Company and ARTRA. The Company filed Form 8-K on October 28, 1999 to report on Item 2 the acquisition of Nationwide.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.







                                                     ENTRADE INC.
                                      ------------------------------------------
                                                      Registrant








Dated: November  12, 1999                      /s/ James D. Doering
-------------------------             ------------------------------------------
                                                   JAMES D. DOERING
                                      Vice President and Chief Financial Officer