Form 10-Q/A
period 1999-09-30
ENTRADE INC
filed 2000-03-02
CIK 897265

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

                                Yes X    No
                                   ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at October 31, 1999
 -------------------------------              -------------------------------
 Common stock, no par value                              13,957,817

                                  ENTRADE INC.

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets
                     September  30, 1999 and December 31, 1998               3

                Condensed Consolidated Statements of Operations
                     Three and Nine Months Ended
                     September 30, 1999 and September 30, 1998               4

                Condensed Consolidated Statement of
                     Changes in Shareholders' Equity
                     Nine Months Ended September 30, 1999                    5

                Condensed Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 1999
                     and September 30, 1998                                  6

                Notes to Condensed Consolidated Financial Statements         7


Item 2.         Management's Discussion and Analysis of                     17
                     Financial Condition and Results of Operations


Item 3.         Quantitative and Qualitative Disclosures                    22
                     About Market Risk



PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                           23

Item 4.         Submission of Matters to a Vote of Security Holders         23

Item 6.         Exhibits and Reports on Form 8-K                            23



SIGNATURES                                                                  24

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                        ENTRADE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited in thousands, except share data)


                                                  September 30,    December 31,
                                                       1999            1998
                                                     --------        --------

               ASSETS
Current assets:
   Cash and equivalents                              $ 11,019        $ 11,753
   Restricted cash and equivalents                        100           1,045
   Available-for-sale securities                        3,337           8,200
   Other                                                  729             270
                                                     --------        --------
               Total current assets                    15,185          21,268
                                                     --------        --------

Property, plant and equipment                             391            --
Less accumulated depreciation and amortization           --              --
                                                     --------        --------
                                                          391            --
                                                     --------        --------

Other assets:
   Intangibles, net                                    10,027            --
   Investment in AsseTrade.com                          3,523            --
   Other                                                  289            --
                                                     --------        --------
                                                       13,839            --
                                                     --------        --------

                                                     $ 29,415        $ 21,268
                                                     ========        ========


              LIABILITIES
Current liabilities:
   Accounts payable                                  $    105            --
   Accrued expenses                                       774        $    568
   Income taxes                                         1,108           1,854
   Common stock put warrants                              340           1,705
   Liabilities of discontinued operations               8,312          10,328
                                                     --------        --------
               Total current liabilities               10,639          14,455
                                                     --------        --------

Commitments and contingencies

Redeemable preferred stock                               --             2,857


              SHAREHOLDERS' EQUITY
Preferred stock, $1,000 par value,
   authorized 4,000,000 shares;
   no shares issued or outstanding                       --              --
Common stock, no par value;
   authorized 40,000,000 shares;
   issued and outstanding 12,287,317 shares
   in 1999  and 7,864,228  shares in 1998                --              --
Additional paid-in capital                             76,369          47,336
Deferred stock compensation                            (2,804)           --
Unrealized appreciation of investments                  6,057          10,920
Accumulated deficit                                   (60,846)        (54,300)
                                                     --------        --------
                                                       18,776           3,956
                                                     --------        --------
                                                     $ 29,415        $ 21,268
                                                     ========        ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ENTRADE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited in thousands, except per share data)



                                                             Three Months Ended     Nine Months Ended
                                                                September 30,          September 30,
                                                             -------------------    -------------------
                                                               1999        1998*      1999        1998*
                                                             -------     -------    -------     -------
Net sales                                                    $  --       $  --      $  --       $  --
                                                             -------     -------    -------     -------

Costs and expenses:
   Cost of goods sold,
      exclusive of depreciation and amortization                --          --         --          --
   Selling, general and administrative                         2,042         539      6,570       1,691
                                                             -------     -------    -------     -------
                                                               2,042         539      6,570       1,691
                                                             -------     -------    -------     -------

Operating loss                                                (2,042)       (539)    (6,570)     (1,691)
                                                             -------     -------    -------     -------

Other income (expense):
   Interest income (expense), net                                109        (807)       316      (2,794)
   Realized gain on disposal of
      available-for-sale securities                             --          --         --           320
   Other income (expense), net                                  --            (1)      --           (75)
                                                             -------     -------    -------     -------
                                                                 109        (808)       316      (2,549)
                                                             -------     -------    -------     -------

Loss from continuing operations before income taxes           (1,933)     (1,347)    (6,254)     (4,240)
Provision for income taxes                                      --          --         --          --
                                                             -------     -------    -------     -------
Loss from continuing operations                               (1,933)     (1,347)    (6,254)     (4,240)
Earnings from discontinued operations                           --         1,158       --         1,968
                                                             -------     -------    -------     -------
Net loss                                                      (1,933)       (189)    (6,254)     (2,272)
Dividends applicable to and loss on
   redemption of redeemable preferred stock                   (6,873)        (95)    (7,067)       (314)
                                                             -------     -------    -------     -------
Loss applicable to common shares                             ($8,806)    ($  284)  ($13,321)    ($2,586)
                                                             =======     =======    =======     =======

Earnings (loss) per share applicable to common shares:
    Basic
       Continuing operations                                 ($ 0.97)    ($ 0.19)   ($ 1.51)    ($ 0.58)
       Discontinued operations                                  --          0.15       --          0.25
                                                             -------     -------    -------     -------
                 Net loss                                    ($ 0.97)    ($ 0.04)   ($ 1.51)    ($ 0.33)
                                                             =======     =======    =======     =======

     Weighted average number of shares
          of common stock outstanding                          9,766       7,864      8,850       7,899
                                                             =======     =======    =======     =======

    Diluted
       Continuing operations                                 ($ 0.97)    ($ 0.19)   ($ 1.51)    ($ 0.58)
       Discontinued operations                                  --          0.15       --          0.25
                                                             -------     -------    -------     -------
                 Net loss                                    ($ 0.97)    ($ 0.04)   ($ 1.51)    ($ 0.33)
                                                             =======     =======    =======     =======

     Weighted average number of shares of common stock
            and common stock equivalents outstanding           9,766       7,864      8,850       7,899
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

                          ENTRADE INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   (Unaudited in thousands, except share data)


                                                                            Accumulated
                                 Common Stock       Additional   Deferred       Other                         Total
                              -------------------    Paid-in      Stock    Comprehensive  Accumulated   Shareholders'
                                Shares    Dollars     Capital  Compensation    Income       (Deficit)       Equity
                              ---------- --------   ---------  ----------- ------------  -----------      ----------
Balance at
   December 31, 1998           7,864,228        -     $47,336                   $10,920     ($54,300)         $3,956
                                                                                                          -----------

Comprehensive income (loss):
 Net loss                              -        -           -                         -       (6,254)         (6,254)
 Net decrease in
  unrealized appreciation
  of investments                       -        -           -                    (4,863)           -          (4,863)
                                                                                                         -----------
 Comprehensive income (loss)                                                                                 (11,117)
                                                                                                         -----------

Other changes in
    shareholders' equity:
 Exercise of warrants
  to purchase common stock     1,662,289        -       7,327                         -            -           7,327
 Exercise of options to
  purchase common stock           52,397        -         205                         -            -             205
 Common stock issued
  as consideration for
  Entrade assets acquired      2,100,000        -      11,513                         -            -          11,513
 Common stock issued in
  exchange for Artra
  Series A preferred stock       608,403        -       9,924                         -            -           9,924
 Loss on redemption of
   redeemable preferred stock          -        -      (6,775)            -           -            -          (6,775)
 Stock options issued
   and deferred
   stock-based compensation            -        -       4,900       (4,900)           -            -               -
 Compensation
   expense recognized                  -        -           -        2,096            -            -           2,096
 Outstanding stock options             -        -         575            -            -            -             575
 Eliminate put liability
  for warrants exercised               -        -       1,364            -            -            -           1,364
 Redeemable preferred
  stock dividends                      -        -           -            -            -         (292)           (292)
                                                                                                          ----------
   Other changes in
     shareholders' equity                                                                                     25,937
                                                                                                          ----------

                              ---------- --------  ----------- ----------- ------------  -----------      ----------
Balance at
   September 30, 1999         12,287,317        -     $76,369      ($2,804)      $6,057     ($60,846)        $18,776
                              ========== ========  =========== =========== ============  ===========      ==========


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
                                                                        =========    =========



Supplemental schedule of noncash
  investing and financing activities:
    Issue Entrade common stock as
      consideration for Entrade assets acquired                         $  11,513         --
    Exchange Entrade common stock for
      Artra redeemable preferred stock                                      9,924         --
    Artra/BCA redeemable preferred stock
       received as payment of
       Peter Harvey advances                                                 --      $  12,787






The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ENTRADE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION


Prior to September 23, 1999, the Registrant operated as Artra Group Incorporated ("Artra"), a Pennsylvania corporation incorporated in 1933. Through November 20, 1998, Artra operated in one industry segment as a manufacturer of packaging products principally serving the food industry. The packaging products business was conducted by Artra's wholly-owned subsidiary, Bagcraft Corporation of America ("Bagcraft"), which business was sold on November 20, 1998.

As discussed in Note 2, on February 23, 1999, Artra entered into an agreement with Entrade Inc. ("Entrade" or the "Company"), formerly NA Acquisition Corp., and WorldWide Web NetworX Corporation ("WorldWide") providing for the merger of a wholly-owned subsidiary of Entrade with and into Artra. Entrade owns all of the outstanding capital stock of entrade.com, Inc. ("entrade.com") and 25% of the Class A Common Stock of asseTrade.com, Inc. ("asseTrade.com").

On September 22, 1999, Artra's shareholders approved the transaction and on September 23, 1999, the merger (the "Merger") was completed. As a result of the Merger, Artra became a wholly-owned subsidiary of Entrade, and Entrade's common stock became listed and commenced trading on the New York Stock Exchange under the symbol "ETA" on September 24, 1999.

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Company's annual report on Form 10-K. Accordingly, the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company's financial position as of September 30, 1999, and the results of its operations and changes in cash flows for the three and nine month periods ended September 30, 1999 and September 30, 1998. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the full year.


2.       CHANGE OF BUSINESS

         Entrade Inc.

On February 23, 1999, Artra entered into an Agreement and Plan of Merger (the "Merger Agreement") with Entrade, WorldWide, and WWWX Merger Subsidiary, Inc. ("Merger Sub"), a wholly-owned subsidiary of Entrade. Terms of the acquisition agreement require the Merger Sub to merge into Artra (the "Merger"), with Artra being the surviving corporation for financial reporting purposes.

On September 22, 1999 Artra's shareholders approved the transaction and on September 23, 1999, the Merger was completed. As a result of the Merger, Artra became a wholly-owned subsidiary of Entrade, and the common shareholders of Artra became the common shareholders of Entrade. Under the terms of the merger agreement, the Artra common shareholders received one share of Entrade no par common stock in exchange for each share of Artra no par common stock. Additionally, holders of Artra Series A preferred stock received 329 shares of Entrade common stock for each share of Artra Series A preferred stock. All stock options and warrants issued by Artra and outstanding on the closing date of the merger were converted on a one for one basis into Entrade stock options and warrants. For financial reporting purposes, the transaction has been treated as a recapitalization of Artra with Artra as the acquirer. All shareholders' equity and share information has been restated to reflect this recapitalization. Entrade's common stock became listed and commenced trading on the New York Stock Exchange under the symbol "ETA" on September 24, 1999.

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

In connection with the execution of the Merger Agreement, on February 23, 1999, Entrade acquired certain software and intellectual property and 25% of the shares of Class A Voting Common Stock of asseTrade.com (collectively, the "Purchased Assets") from WorldWide, in exchange for 1,800,000 shares of Entrade common stock, $800,000 in cash and a note for $500,000, paid upon the consummation of the Merger. On February 16, 1999, Entrade had agreed with Energy Trading Company, a wholly-owned subsidiary of Peco Energy Company, to issue to Energy Trading Company 200,000 shares of Entrade common stock, and to pay Energy Trading Company $100,000, paid upon the consummation of the Merger, in exchange for certain retained rights Energy Trading Company held in the Purchased Assets. Entrade also agreed with both WorldWide and Energy Trading Company that it would provide a minimum of $4,000,000 in funding for entrade.com. Under separate loan agreements, Artra agreed to loan Entrade up to $2,000,000 and advance an additional $250,000 to fund the $800,000 cash payment to WorldWide and to provide funding for entrade.com until the consummation of the merger. Under the Merger Agreement, Artra also agreed to guaranty the $4,000,000 funding for entrade.com.

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



                                                               Nine Months
                                                                  Ended
                                                              September 30,
                                                                  1999
                                                                --------

        Net sales                                               $    595
                                                                ========

        Net loss                                                $ (7,757)
                                                                ========

        Basic and diluted net loss per common share             $  (1.38)
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

In September 1999, asseTrade.com entered into an agreement with an investor providing for an initial purchase of shares of asseTrade.com Series A Preferred Stock. Upon completion of the transaction, subject to certain performance criteria on the part of asseTrade.com, the investor may purchase additional shares of asseTrade.com Series A Preferred Stock. Upon completion of the transaction and assuming the conversion of the asseTrade.com Series A Preferred Stock into Class A common stock of asseTrade.com, the investor would hold a 31.1% interest in the Class A Common Stock of asseTrade.com and Entrade's interest in the Class A Common Stock would be approximately 17.5%, or 14.65% on a fully diluted basis.

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

                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



In January 1996, Artra's Board of Directors approved the sale of 200,000 of Artra's COMFORCE common shares to certain officers, directors and key employees of Artra for non-interest bearing notes totaling $400,000. The notes are collateralized by the related COMFORCE common shares. Additionally, the noteholders have the right to put their COMFORCE shares back to Artra in full payment of the balance of their notes.

Based upon the preceding factors, Artra's had concluded that, for reporting purposes, it had effectively granted options to certain officers, directors and key employees to acquire 200,000 of Artra's COMFORCE common shares. Accordingly, in January 1996 these 200,000 COMFORCE common shares were removed from the Company's portfolio of "Available-for-sale securities" and were classified in Artra's condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised.

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

Under the terms of the Artra/Entrade merger, as discussed in Note 2, holders of Artra Series A Preferred Stock received 329 shares of Entrade common stock (an aggregate of 608,403 Entrade common shares) for each share of Artra Series A preferred stock. The Entrade common stock issued, valued at $9,924,000 (based upon the closing market price of Entrade common stock on the New York Stock Exchange on September 23, 1999 of $16-5/16), exceeded the carrying value of the Artra Series A Preferred Stock of $3,149,000, resulting in a loss on redemption of redeemable preferred stock of $6,775,000. This loss was reflected in the Company's condensed consolidated financial statements as a direct charge to additional paid-in capital.


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


6.       EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing the income available to common shareholders, net earnings (loss), less redeemable preferred stock dividends and loss on redemption of redeemable preferred stock, by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings (loss) per share is computed by dividing the income available to common shareholders, net earnings (loss), less redeemable preferred stock dividends and loss on redemption of redeemable preferred stock, by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, during each period. For the three months ended September 30, 1999 and 1998, common stock equivalents totaled 1,271,000 and 119,000 shares, respectively. For the nine months ended September 30, 1999 and 1998, common stock equivalents totaled 1,156,000 and 57,000 shares, respectively.

                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



Earnings (loss) per share for the three and nine months ended September 30, 1999 and 1998 was computed as follows (in thousands, except per share amounts):

                                                             Three Months Ended    Three Months Ended
                                                             September 30, 1999    September 30, 1998
                                                             ------------------    ------------------
                                                              Basic     Diluted     Basic     Diluted
                                                             -------    -------    -------    -------

AVERAGE SHARES OUTSTANDING:
  Weighted average shares outstanding                          9,766      9,766      7,864      7,864
  Common stock equivalents  (options/warrants)                  --         --         --         --
                                                             -------    -------    -------    -------
                                                               9,766      9,766      7,864      7,864
                                                             =======    =======    =======    =======

EARNINGS (LOSS):
  Loss from continuing operations                            $(1,933)   $(1,933)   $(1,347)   $(1,347)
  Dividends applicable to and
     loss on redemption of
     redeemable preferred stock                               (6,873)    (6,873)       (95)       (95)
                                                             -------    -------    -------    -------
  Loss from continuing operations
     applicable to common shareholders                        (8,806)    (8,806)    (1,442)    (1,442)
  Earnings  from discontinued operations                        --         --        1,158      1,158
                                                             -------    -------    -------    -------
  Net loss                                                   $(8,806)   $(8,806)   $  (284)   $  (284)
                                                             =======    =======    =======    =======

PER SHARE AMOUNTS:
  Loss from continuing operations
     applicable to common shares                             $  (.97)   $  (.97)   $  (.19)   $  (.19)
 Earnings from discontinued operations                          --         --          .15        .15
                                                             -------    -------    -------    -------
  Net loss applicable  to common shares                      $  (.97)   $  (.97)   $  (.04)   $  (.04)
                                                             =======    =======    =======    =======


                                                              Nine Months Ended     Nine Months Ended
                                                              September 30, 1999    September 30, 1998
                                                             ------------------    ------------------
                                                              Basic     Diluted     Basic     Diluted
                                                             -------    -------    -------    -------
AVERAGE SHARES OUTSTANDING:
  Weighted average shares outstanding                          8,850      8,850      7,899      7,899
  Common stock equivalents  (options/warrants)                  --         --         --         --
                                                             -------    -------    -------    -------
                                                               8,850      8,850      7,899      7,899
                                                             =======    =======    =======    =======

EARNINGS (LOSS):
  Loss from continuing operations                           $ (6,254)   $(6,254)   $(4,240)   $(4,240)
  Dividends applicable to and
     loss on redemption of
     redeemable preferred stock                               (7,067)    (7,067)      (314)      (314)
                                                             -------    -------    -------    -------
  Loss from continuing operations
     applicable to common shareholders                       (13,321)   (13,321)    (4,554)    (4,554)
  Earnings  from discontinued operations                        --         --        1,968      1,968
                                                             -------    -------    -------    -------
  Net loss                                                  $(13,321)  $(13,321)  $ (2,586)  $ (2,586)
                                                             =======    =======    =======    =======


PER SHARE AMOUNTS:
  Loss from continuing operations
     applicable to common shares                             $ (1.51)   $ (1.51)   $  (.58)   $  (.58)
  Earnings from discontinued operations                         --          --         .25        .25
                                                             -------    -------    -------    -------
  Net loss applicable  to common shares                       $(1.51)   $ (1.51)   $  (.33)   $  (.33)
                                                             =======    =======    =======    =======


                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



7.       LEGAL PROCEEDINGS

With exception of legal proceedings and claims that arise in the ordinary course of Nationwide's business, the only legal proceedings in which Entrade is presently involved relate to Artra and its subsidiaries, which are the defendants in various business-related litigation and environmental matters and product liability claims. At September 30, 1999 and December 31, 1998, Artra had accrued current liabilities of $1,500,000 for potential business-related litigation and environmental liabilities. No liabilities were accrued for the product liability claims because no reasonable basis exists on which such claims could be quantified.

         Product liability claims

Since 1983, Artra Group Incorporated, which has been a wholly-owned subsidiary of Entrade since September 1999, has responded to significant product liability claims relating to the use of asbestos in the manufacture of products by various companies, including a former Artra subsidiary. Reports from local counsel indicate, as of December 31, 1999, pending claims asserted by approximately 45,000 plaintiffs (excluding loss of consortium claims), and it is probable that there are a significant number of additional claims that remain unasserted. Artra has no reasonable basis on which to quantify the potential cost to it of the pending claims and any unasserted claims.

Artra's primary insurance carriers paid approximately $13,000,000 in disposition of the product liability claims from 1983 through September 1998, when Artra's primary insurance carriers asserted that Artra's primary insurance coverage for the claims had been exhausted. Since September 1998, certain of Artra's excess insurance carriers, under a reservation of the right to deny coverage liability at a subsequent date, have, under a temporary agreement which expired on January 31, 2000, assumed the defense of the claims and paid defense, settlement and indemnity costs relating to the claims of approximately $17,500,000 through December 31, 1999. Although Artra is engaged in negotiations with its excess insurance carriers regarding their payment of these defense, settlement and indemnity costs subsequent to January 31, 2000, we can provide no assurance that Artra will be able to conclude an agreement with the excess carriers.

Because of the expiration of the temporary agreement and the uncertain conclusion of Artra's negotiations with the excess insurance carriers, Artra may have to advance some or all of these costs, which could have a material adverse effect on Artra's financial condition, and seek reimbursement of these costs from the excess insurance carriers through litigation or otherwise. If Artra were unable to conclude a permanent agreement with its excess insurance carriers, a court could also determine that Artra is responsible for a portion of the defense and indemnity costs associated with the product liability claims. Such a finding would also have a material adverse effect on Artra's financial condition.

Artra's financial condition could also be materially adversely affected to the extent that its existing insurance coverage and any other insurance coverage to which it might become entitled in the future is not sufficient to respond to the product liability claims. Although Artra believes that its remaining insurance coverage as of December 31, 1999 relating to the claims is not less than $185,000,000, Entrade can provide no assurance that the coverage will be adequate to cover Artra's responsibility for the claims. In the event Artra were unable to satisfy the claims through a combination of insurance coverage and its own assets, it is possible that Artra could be forced to seek protection under the federal bankruptcy laws. In such event, Entrade could lose its entire investment in Artra. It is also possible that the plaintiffs asserting the claims against Artra could attempt to pursue legal action against Entrade. Entrade believes that no valid legal basis exists for the imposition of Artra's liability for the claims against Entrade, and Entrade would vigorously defend against any attempt to impose such liability.

                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

         Environmental matters

         EPA notices alleging environmental violations

In April 1994, the EPA notified Artra that it was a potentially responsible party for the disposal of hazardous substances (principally waste oil) at a disposal site in Palmer, Massachusetts, generated by a manufacturing facility formerly operated by the Clearshield Plastics Division of Harvel Industries, Inc., a majority owned subsidiary of Artra. In 1985, Harvel was merged into Artra's Fill-Mor subsidiary. This site has been included on the EPA's National Priorities List. In February 1983, Harvel sold the assets of Clearshield to Envirodyne Industries, Inc. The alleged waste disposal occurred in 1977 and 1978, at which time Harvel was a majority-owned subsidiary of Artra. In May 1994, Envirodyne and its Clearshield National, Inc. subsidiary sued Artra for indemnification in connection with this proceeding. The cost of clean-up at the Palmer, Massachusetts site has been estimated to be approximately $7,000,000 according to proofs of claim filed in the adversary proceeding. A committee formed by the named potentially responsible parties has estimated the liability respecting the activities of Clearshield to be $400,000. Artra has not made any independent investigation of the amount of its potential liability and no assurances can be given that it will not substantially exceed $400,000.

         Lawsuits seeking recovery of environmental clean-up costs

In a case titled Sherwin-Williams Company v. Artra Group Incorporated, filed in 1991 in the United States District Court for Maryland, Sherwin-Williams Company brought suit against Artra and other former owners of a paint manufacturing facility in Baltimore, Maryland, for recovery of costs of investigation and clean-up of hazardous substances that were stored, disposed of or otherwise released at the manufacturing facility. This facility was owned by Baltimore Paint and Chemical Company, formerly a subsidiary of Artra from 1969 to 1980. Sherwin-Williams's current projection of the cost of clean-up is approximately $5,000,000 to $6,000,000. Artra has filed counterclaims against Sherwin-Williams and cross claims against other former owners of the property. Artra also is vigorously defending this action and has raised numerous defenses. Currently, the case is still in discovery and Artra cannot determine what, if any, its liability may be in this matter.

Artra was named as a defendant in United States v. Chevron Chemical Company brought in the United States District Court for the Central District of California in respect to Operating Industries, Inc. site in Monterey Park, California. This site is included on the EPA's National Priorities List. Artra's involvement stemmed from the alleged disposal of hazardous substances by The Synkoloid Company subsidiary of Baltimore Paint and Chemical Company, which was formerly owned by Artra. Synkoloid manufactured spackling paste, wall coatings and related products, certain of which generated hazardous substances as a by-product of the manufacturing process. Artra entered into a consent decree with the EPA in which it agreed to pay $85,000 for one phase of the clean-up costs for this site; however, Artra defaulted on its payment obligation. Artra is presently unable to estimate the total potential liability for clean-up costs at this site, which clean-up is expected to continue for a number of years. The consent decree, even if it had been honored by Artra, was not intended to release Artra from liability for costs associated with other phases of the clean-up at this site. Artra is presently unable to determine what, if any, additional liability it may incur in this matter.

         Other Cases

Bagcraft Packaging, LLC and Packaging Dynamics, LLC filed suit against Artra and its BCA Holdings, Inc. subsidiary in the Circuit Court of Cook County, Illinois, on November 22, 1999, alleging that Artra breached a non-compete agreement entered into in connection with the sale of certain assets to Bagcraft Packaging, LLC by hiring Mark Santacrose as Chief Executive Officer and President of Artra. The plaintiffs seek damages in excess of $5,000,000. Artra intends to vigorously defend itself in this action.

While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on Entrade's financial condition or results of operations.

                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



8.       OTHER INFORMATION

On June 28, 1999, Artra's board of directors entered into a three-year employment agreement with Mark F. Santacrose, under which Mr. Santacrose agreed to become the President and Chief Executive Officer of the Company. In connection with such employment, Mr. Santacrose received an option to purchase 200,000 shares of the Company's common stock at an exercise price of $10.00 per share (exercisable immediately) and 100,000 shares of the Company's common stock at an exercise price of $12.875 per share (exercisable commencing June 28, 2000). The market value of the Company's common stock on the date of grant of the options was $12.875 per share. Accordingly, at June 30, 1999, the Company recognized compensation expense of $575,000 related to these stock options.

On February 23, 1999, Artra entered into three-year employment agreements with four individuals to manage its entry into the Internet business-to-business e-commerce and on-line auction business. In connection with such employment, the four individuals received nonqualified stock options for the purchase of 1,600,000 shares of the Company's Common Stock at an exercise price of $2.75 per share. The options vest in three equal installments over a period ending February 18, 2001. During the nine months ended September 30, 1999, the Company recognized compensation expense of approximately $2,100,000 related to these stock options.


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

On October 19, 1999, Entrade completed the acquisition of all of the outstanding capital stock of Nationwide for consideration consisting of the following: (a) an aggregate of 1,570,000 shares of Entrade common stock; (b) promissory notes (the "Notes") in the aggregate principal amount of $4,800,000, maturing on November 29, 1999; (c) an aggregate of $6,000,000 cash; and (d) promissory notes (the "Term Notes") in the aggregate principal amount of $14,000,000, maturing October 1, 2001. The Notes and the Term Notes bear interest at an annual rate of 8%. Entrade paid the cash portion of the purchase price with its existing cash assets. Entrade also issued 80,000 shares of Entrade common stock in payment of fees to its agent in connection with the closing of the transaction.

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

                          ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion supplements the information found in the financial statements and related notes:


On February 23, 1999, Artra entered into a merger agreement with WorldWide and Entrade, at that time a 90% owned subsidiary of WorldWide. As a result of the merger agreement, Artra became a wholly-owned subsidiary of Entrade, and the shareholders of Artra became shareholders of Entrade.

In February 1999, Entrade acquired software and other assets necessary for the conduct of entrade.com's e-commerce business and 25% of the then outstanding shares of voting common stock of asseTrade.com from WorldWide, in exchange for 1,800,000 shares of Entrade common stock, $800,000 in cash and a note for $500,000, which Entrade paid upon the closing of the merger. Entrade issued to Energy Trading Company 200,000 shares of Entrade common stock and paid Energy Trading Company $100,000 in cash upon closing of the merger, in exchange for retained rights Energy Trading Company held in the assets acquired by Entrade. Artra also agreed with both WorldWide and Energy Trading Company that it would provide a minimum of $4,000,000 in funding for entrade.com. Therefore, the total consideration for the assets acquired by Entrade was 2,000,000 shares of Entrade common stock and an aggregate of $5,400,000 in cash and committed funding.

     Results of Operations

During the third quarter of 1999, we completed the merger agreement with Artra and continued the Internet business-to-business electronic commerce business conducted by entrade.com. As a result of the merger agreement, Artra became a wholly-owned subsidiary of Entrade. We continued to hold an equity interest in asseTrade.com, which is developing and implementing comprehensive asset/inventory recovery, disposal, and remarketing and management solutions for corporate clients through advanced Internet electronic business applications, including on-line auctions.

Artra significantly changed its business focus during the fourth quarter of fiscal year 1998, when it exited its single industry segment, the packaging products business, conducted by the discontinued Bagcraft subsidiary.

In October 1999, we acquired all of the outstanding capital stock of Nationwide, a public auction firm for the disposition of municipality, law enforcement, corporate and utility company surplus property. In addition to vehicles and equipment, Nationwide conducts real property and jewelry auctions.

Our  consolidated   financial   statements  have  been  reclassified  to  report
separately the results of operations of the Bagcraft subsidiary in discontinued operations.

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

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

     Continuing Operations

Selling, general and administrative expenses from continuing operations were $6,570,000 for the nine months ended September 30, 1999 as compared to $1,691,000 for the nine months ended September 30, 1998. We incurred a compensation charge of approximately $2,100,000 during the nine months ended September 30, 1999 relating to stock options granted in February 1999 to certain individuals employed to manage our entry into the Internet business-to-business e-commerce and on-line auction business. We also incurred a compensation charge of $575,000 during the nine months ended September 30, 1999 relating to stock options granted under terms of an employment agreement with our recently appointed president and chief executive officer. Professional fees increased approximately $500,000 during the nine months ended September 30, 1999 as compared to the prior year period due to expanded corporate development activities.

Selling, general and administrative expenses from continuing operations included $1,305,000 of expenses incurred by Entrade during the nine months ended September 30, 1999. The Entrade expenses include business development costs of $280,000, payroll and related costs of $927,000 and net administrative costs of $98,000.

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

On September 22, 1999 ARTRA's shareholders approved the transaction and on September 23, 1999, the merger was completed. As a result of the merger, ARTRA became a wholly-owned subsidiary of Entrade, and the shareholders of ARTRA became shareholders of Entrade. Under the terms of the merger agreement, the ARTRA shareholders received one share of Entrade common stock in exchange for each share of ARTRA common stock. Additionally, holders of ARTRA Series A preferred stock received 329 shares of Entrade common stock for each share of ARTRA Series A preferred stock. All stock options and warrants issued by ARTRA and outstanding on the closing date of the merger were converted into Entrade stock options and warrants. Entrade's common stock became listed and commenced trading on the New York Stock Exchange under the symbol "ETA" on September 24, 1999.

On February 23, 1999, Entrade acquired certain software and intellectual property and 25% of the shares of Class A Voting Common Stock of asseTrade.com from WorldWide, in exchange for 1,800,000 shares of Entrade common stock, $800,000 in cash and a note for $500,000, paid upon the consummation of the merger.

On February 16, 1999, Entrade had agreed with Energy Trading Company, a wholly-owned subsidiary of Peco Energy Company, to issue to Energy Trading Company
200,000 shares of Entrade common stock, and to pay Energy Trading Company $100,000, paid upon the consummation of the merger, in exchange for certain retained rights Energy Trading Company held in the purchased assets. Entrade also agreed with both WorldWide and Energy Trading Company that it would provide a minimum of $4,000,000 in funding for entrade.com.

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

         asseTrade.com

In September 1999, asseTrade.com entered into an agreement with an investor providing for an initial purchase of shares of asseTrade.com Series A Preferred Stock. Upon completion of the transaction, subject to certain performance criteria on the part of asseTrade.com, the investor may purchase additional shares of asseTrade.com Series A Preferred Stock. Upon completion of the transaction and assuming the conversion of the asseTrade.com Series A Preferred Stock into asseTrade.com Class A Common Stock, the investor would hold a 31.1% interest in the Class A Common Stock of asseTrade.com and Entrade's interest in the Class A Common Stock would be approximately 17.5%, or 14.65% on a fully diluted basis.


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


         Investment in COMFORCE Corporation

ARTRA,  along with its     Fill-Mor  subsidiary,  owns a  significant
minority interest in COMFORCE Corporation ("COMFORCE"), consisting of 1,525,500 shares or approximately 9% of the outstanding common stock of COMFORCE as of September 30, 1999 with an aggregate value as of that date of $3,337,000.

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


         Legal Proceedings

With exception of legal proceedings and claims that arise in the ordinary course of Nationwide's business, the only legal proceedings in which Entrade is presently involved relate to Artra and its subsidiaries, which are the defendants in various business-related litigation and environmental matters and product liability claims. At September 30, 1999 and December 31, 1998 Artra had accrued current liabilities of $1,500,000, for potential business-related litigation environmental liabilities and product liability.


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







                                                     ENTRADE INC.
                                      ------------------------------------------
                                                      Registrant








Dated: March 2, 2000                        /s/ Lawrence D. Levin
-------------------------             ------------------------------------------
                                                LAWRENCE D. LEVIN
                                      Controller and Chief Accounting Officer