Form 10-K
period 1999-12-31
ENTRADE INC
filed 2000-03-30
CIK 897265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1999

                                       OR

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934
         For the transition period from ______________ to ______________

                         Commission file number 1-15303

                                  ENTRADE INC.
             (Exact name of registrant as specified in its charter)


    Commonwealth of Pennsylvania                         52-2153008
-------------------------------------       ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


     500 Central Avenue, Northfield, IL                             60093
---------------------------------------------                   -------------
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:    (847) 441-6650
                                                      ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
         Title of Each Class                              Which Registered
--------------------------------------              ----------------------------
   Common stock, without par value                    New York Stock Exchange
                                                       Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  registrant's   knowledge,  in  the  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 1, 2000: $539,028,000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at March 1, 2000
-------------------------------------          --------------------------------
  Common stock, without par value                           16,427,022


                      Documents Incorporated by Reference:

Portions of Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of Registrant's last fiscal year is incorporated by reference into Part III.

                                     PART I

Item 1.  Business

General

Entrade Inc., incorporated in Pennsylvania in February 1999, is a creator of and investor in business to business (B2B) e-commerce marketplaces in targeted industries. To date, Entrade has created or invested in seven e-commerce marketplaces with an eighth pending shareholder approval. Entrade supports the formation of its e-commerce marketplaces by providing B2B e-commerce technology, business infrastructure, management talent and a competency in asset management and fulfillment. Entrade's technology is designed to enable online transactions, auctions, procurement, inventory management and asset management and recovery.

Entrade currently targets industries that it believes are either fragmented or have an inefficient supply chain. In industries with supply chain inefficiencies, Entrade's e-commerce marketplaces are designed to reduce transaction costs to both buyers and sellers by, among other things, reducing cycle times associated with the disposition of assets, increasing the number of potential buyers and sellers, and promoting dynamic pricing. In these ventures, Entrade attempts to establish alliances with industry leaders to promote the growth of these marketplaces. Entrade will typically take an equity position in these businesses in exchange for its contribution of technology, capital and management resources.

In fragmented industries, Entrade's e-commerce marketplaces are designed to utilize scale and the Internet to increase the efficiencies of small to mid-sized companies by, among other things, increasing the purchasing power of those companies. Entrade attempts to negotiate rebates and volume discounts from key industry suppliers and otherwise assist the participants of these marketplaces. Once again, Entrade will typically obtain equity in these marketplaces in exchange for its technology, capital and management resources.

As part of Entrade's strategy, Entrade also promotes the creation of "clicks and mortar" marketplaces and has invested in building traditional fulfillment capabilities. Entrade is also seeking to identify partners to enter into master license relationships in various regions of the world to expedite the international roll-out of its business model. In addition, through its wholly-owned subsidiary entrade.com, Inc., Entrade licenses its technology to traditional off-line companies that seek to develop B2B e-commerce capability.

Entrade expects to receive revenue from several sources, including returns on its equity positions in e-commerce marketplaces, licensing fees, transaction fees, advertising fees and its fulfillment capabilities. The vast majority of Entrade's revenues to date have been generated by its subsidiaries, Public Liquidation Systems, Inc., and Asset Liquidation Group, Inc., which engage in the public auction business under the name Nationwide Auction Systems. Consequently, Entrade reports revenue in two business segments, its transaction services business conducted principally by Nationwide Auction Systems and its development-stage business services conducted primarily through its e-commerce marketplaces. See Note 15 to the financial statements. Due to their early stage of development, Entrade's e-commerce marketplaces have transacted minimal commerce.

Entrade currently owns all outstanding shares of entrade.com, Inc., TruckCenter.com, Inc., the Nationwide Auction Systems companies and Artra Group Incorporated. Entrade has a majority interest in utiliparts.com, Inc., with an 80% equity interest, and in printeralliance.com, Inc., with a 64% equity interest. Entrade also has a 38% equity interest in AssetControl.com, LLC, and a 25% equity interest in TradeTextile.com, Inc. In addition, Entrade holds a 15% equity interest in Pricecontainer.com, Inc. and a 25% equity interest in the Class A common stock of asseTrade.com (approximately 14.65% computed on a fully diluted basis, principally after conversion of preferred stock and the exercise of stock options), which ownership figures are current as of March 20, 2000. We have also reached separate agreements, which are both subject to shareholder approval, to double the number of shares that we own of asseTrade.com and to acquire a 15% equity interest in ATM Service, Ltd., d/b/a ATMCenter.com. We expect to continue to evaluate additional ventures and acquisition opportunities in pursuit of our growth strategy.

For financial information about our industry segments, see Note 15 to our consolidated financial statements for the year ended December 31, 1999.

Recent Events

In February 1999, Entrade acquired entrade.com and a 25% interest in the Class A common stock of asseTrade.com from WorldWide Web NetworX Corporation in exchange for 1,800,000 shares of Entrade, $1,400,000 in cash, and a $4,000,000 working capital commitment.

On September 23, 1999, a wholly-owned subsidiary of Entrade merged into Artra Group Incorporated. As a result of the merger, Artra became a wholly-owned subsidiary of Entrade, and Entrade's common stock became listed and commenced trading on The New York Stock Exchange. Upon consummation of the merger, former Artra shareholders became the holders of approximately 83% of the outstanding shares of Entrade's common stock. At the time of the merger, Artra held cash and approximately 9% of the outstanding common stock of Comforce Corporation, a telecommunications and computer technical staffing and consulting services business. Artra has no ongoing business operations.

In September 1999, asseTrade.com entered into an agreement to sell to Internet Capital Group, Inc., 12,669,520 shares of its Series A preferred stock for $11,500,000, representing a 25.25% interest on a fully-diluted basis. This investment was fully funded in January 2000.

In October 1999, Entrade acquired a 61% equity interest in printeralliance.com, an e-commerce marketplace designed to, among other things, reduce purchase costs for member companies by aggregating volume purchases. Entrade also recently invested $1,000,000 to acquire an additional 3% of printerallinace.com, raising its total equity interest to 64%.

In October 1999, entrade.com licensed its technology to Pricecontainer.com in return for a 15% ownership interest. Pricecontainer.com is an on-line reservation system designed to facilitate a variety of ocean and maritime logistic services.

Also in October 1999, Entrade acquired its Nationwide subsidiaries, which engage in the public auction business under the name Nationwide Auction Systems, for an aggregate of 1,570,000 shares of Entrade common stock, unsecured promissory notes in the aggregate principal amount of $18,800,000, and an aggregate of $6,000,000 in cash. In January 2000, notes with a principal balance of approximately $4,800,000 plus accrued interest were converted into 278,985 shares of Entrade common stock. Entrade has entered into certain agreements, subject to shareholder approval, pursuant to which it has paid the initial principal installments on the remaining notes, $3,500,000, plus interest, and proposes to issue 265,621 shares of Entrade common stock to satisfy all outstanding note obligations.

During December 1999 and January 2000, Entrade completed the sale of an aggregate of 422,243 shares of its common stock, no par value, for an aggregate consideration of $13,960,000 to unaffiliated institutional and individual accredited investors. Net proceeds were $13,412,000. These securities were sold pursuant to an exemption from registration under the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

On January 3, 2000, Entrade's Board of Directors approved a merger agreement between a newly-formed merger subsidiary of Entrade with Positive Asset Remarketing, Inc. As a result of the merger, Positive Asset Remarketing will become a wholly-owned subsidiary of Entrade, and the shareholders of Positive Asset Remarketing will receive 900,000 shares of Entrade's common stock (subject to an increase to 1,000,000 shares in certain circumstances) in exchange for their shares in Positive Asset Remarketing. Entrade will acquire Positive Asset Remarketing's only asset, an interest in the Class A common stock of asseTrade.com, which will double our current interest in asseTrade.com Class A common stock. After the merger, and assuming the full dilution of Entrade's interest (principally after conversion of preferred stock and the exercise of stock options), Entrade will hold a 29.3% interest in the Class A common stock of asseTrade.com. The owners of Positive Asset Remarketing include a director of Entrade who is also an officer of both entrade.com and asseTrade.com, as well as two other officers of entrade.com. The transaction is subject to the approval of Entrade's shareholders.

On January 26, 2000, Entrade agreed with certain stockholders of ATM Services, Ltd., to acquire from those stockholders 15% of the issued and outstanding shares of ATM Services, Ltd., in exchange for the greater of (i)

352,941 shares of Entrade common stock or (ii) that number of shares equal to $6,000,000 divided by the average closing share price for Entrade common stock for the five business days preceding the closing of the transaction. ATM Services, Ltd., which does business as ATMCenter.com and is a licensee of Entrade's technology, assists businesses in the disposition of inventory and other assets that need to be removed from their facilities. The transaction is subject to the approval of Entrade's shareholders.

On February 10, 2000, Entrade agreed with Associates First Capital Corporation to organize a new entity to be known as TruckCenter.com, Inc., designed to create a business-to-business e-commerce marketplace for the sale of trucks and related services, including financing, certification, warranty and third-party inspection. Entrade has agreed to invest $3,000,000 and will be the sole owner of TruckCenter.com, but Associates has an option to purchase up to 50% of the equity. TruckCenter.com expects that its recently launched website will be capable of transacting commerce during the second quarter of 2000.

On February 18, 2000, entrade.com, a wholly owned subsidiary of Entrade, entered into an agreement to acquire 1,011,667 convertible preferred shares of TradeTextile.com, a warrant to acquire 288,778 convertible preferred shares and a warrant to acquire 333,609 convertible preferred shares in exchange for $3,500,000, a warrant to acquire up to 75,000 shares of Entrade common stock and a license to TradeTextile.com of entrade.com's software technology. Pursuant to the terms of the agreement, entrade.com owns 25% of TradeTextile.com and will own 35% of TradeTextile.com on a fully diluted basis, assuming the full exercise of its warrants in TradeTextile.com. TradeTextile.com is designed to provide B2B e-commerce for the trading of yarns, fabrics, garments, raw materials, chemicals and textile quotas, initially targeting the Chinese textile industry.

On March 10, 2000, Entrade agreed with Textron Financial Corporation, ATM Services Ltd. and Safeguard Scientifics, Inc. to organize a new entity to be known as AssetControl.com, designed to create a B2B e-commerce marketplace for the management and disposition of surplus industrial equipment, excess inventory and commercial real estate. Entrade has agreed to provide the venture a license to use the Entrade technology, e-Business consulting and service resources. Textron Financial has agreed to provide the management support of its existing asset management business, the Asset Control Services division, and financial expertise, as well as accounting, tax and legal services for AssetControl.com. Entrade owns 38% of the new entity, Textron Financial owns 47%, ATM Services owns 9.5% and Safeguard Scientifics owns 5%.

On March 27, 2000, Entrade closed a private placement financing transaction with several institutional accredited investors. Under the terms of the private placement, Entrade issued $30,000,000 of redeemable convertible preferred stock, resulting in net proceeds to Entrade of approximately $28,500,000. The non-voting preferred stock bears a 6% dividend, which Entrade can pay, at its election, in either cash or common stock. For the first fifteen months after issuance of the preferred stock, and subject to certain registration requirements and other restrictions, Entrade has the right to elect to redeem all or part of the preferred stock at the lesser of $78.73 or 91% of the lowest closing sale price of Entrade's common stock during the two consecutive trading days ending on the date of such election. In addition, Entrade has the right, during such period, to redeem the preferred stock at 115% of par. Entrade must redeem or convert all of the preferred stock within two years of the date of its issuance, and, until the preferred stock is redeemed or converted, Entrade cannot pay dividends on its common stock without the approval of the preferred stockholders. In conjunction with the agreement, Entrade also issued warrants to the investors to purchase 400,000 shares of its common stock at $41.375 per share.


Industry Overview

Entrade believes that significant growth in the Internet creates substantial market opportunities for companies that can assist businesses in becoming more competitive through the development of online marketplaces and applications for e-commerce. The development of Internet marketplaces and e-commerce applications has the potential to provide substantial cost and operating efficiencies for a company's asset and inventory management, operations, marketing, sales, and distribution functions. By providing broad access to a global network through e-commerce marketplaces that are intended to increase the number of buyers and sellers for any given product, Entrade expects the Internet to assist businesses by lowering the cost of creating new marketing channels and buying and selling products and services. As use of the Internet becomes more functional and more widely accepted, and as businesses become more comfortable with Internet security measures, Entrade expects the potential market for B2B
e-commerce to grow rapidly. The growth of the B2B e-commerce industry could be slower then expected, however, and is subject to many risks, including restrictive laws and regulation, security breaches and lack of market acceptance.


Entrade's Software and Services

The Entrade software, developed by Entrade's wholly owned subsidiary, entrade.com, is designed to allow the creation of online Internet marketplaces. During 1999, entrade.com completed the development of a new e-commerce transactional software system that operates independently of its prior technologies and integrates a suite of complementary features. The software is designed to enable the cataloging, transfer, trading, selling, auction, purchase, and tracking of products, inventories and corporate assets in a secure, 24-hour, Internet environment. Using the technology, Entrade expects to create websites that allow multiple buyers and sellers the ability to transact commerce over the Internet for the purchase and sale of products and services, including inventory, machinery, equipment and corporate services.

The Entrade transactional software currently supports four different purchasing methods: fixed price, bulk purchase, open bid and multiple auction formats. The technology is designed to allow sellers the ability to combine these different purchasing methods. The fixed price method allows the seller to sell a product at a fixed price without allowing for any negotiation. The bulk purchase method allows the seller to liquidate an entire lot of product at a discounted price. The open bid method allows the seller to negotiate a price of a product with a buyer. This is a one-on-one negotiation between the buyer and the seller, i.e. the buyer makes an offer and the seller has the option to accept the offer, counteroffer or reject the offer. If a counteroffer is sent, the buyer will then have the same three options. Finally, a product can be placed for auction. Entrade software is designed to allow proxy bidding on multiple auction formats and to allow listed inventory to be moved from or combined with the fixed price methods to open bids to auction with the click of a button.

The Entrade transaction software includes several search engines that are designed to enable potential buyers to search for products using a keyword search engine, and an advanced or category structure search. The technology is also designed to support a user-driven request-for-proposal submission and management system for purchasing agents to search, consolidate and negotiate purchasing contracts, as well as a credit module. The credit module is designed to be used either as an internal currency on the site or as internal credits for transfer of products from one company to the other.

To enhance the community experience that Entrade seeks to create in its marketplaces, the Entrade technology is designed to offer users a sophisticated messaging system that is comparable to existing web-email sites. The technology also contains administration tools that are designed to allow a designated individual to administer, among other things, transactions, inventory and auctions. Furthermore, the technology is designed to allow the administrator to generate several types of reports, to add categories and sub-categories, and to assign different description fields under each category or sub-category.

Entrade  licenses  its   transactional   software  to  each  of  its  e-commerce
marketplaces. Customization, development, site design, site hosting and other related services are administered at offices in Canada and New Jersey.


Websites Utilizing Entrade's Technology

Entrade's technology is currently being used by or is in the process of being installed by Entrade's eight e-commerce marketplaces, TruckCenter.com, utiliparts.com, printeralliance.com, AssetControl.com, asseTrade.com, TradeTextile.com, Pricecontainer.com and ATMcenter.com.

TruckCenter.com

Entrade currently owns 100% of TruckCenter.com, Inc., a B2B e-commerce marketplace for the sale of trucks and related services, including financing, certification, warranty and third-party inspections. TruckCenter.com is a collaborative effort between Entrade and Associates First Capital Corporation, a financial services company managing $95 billion in assets and a leading provider of financing to the transportation industry. The Associates has the option to purchase a 50% equity interest in TruckCenter.com.

TruckCenter.com will initially focus on selling used trucks and trailers including those that have come off lease by using the potential efficiencies of the Internet to bring together fragmented buyers and sellers. TruckCenter.com expects to enter other segments of the trucking industry in the near future. In addition, TruckCenter.com expects to provide value-added content, community and commerce-related services on its website through partnerships with leading companies in the industry.

TruckCenter.com expects to generate revenue from seller sales commissions, commissions on third party-services, listing fees, and advertising. Entrade expects the website to be capable of handling transactions during the second quarter of 2000.

utiliparts.com

Entrade owns an 80% equity interest in utiliparts.com, Inc., which is intended to be a global market maker for unused and used electric utility assets.
asseTrade.com, Inc., is the only other shareholder of utiliparts.com, Inc. As the pace of deregulation accelerates, utiliparts.com desires to bring together energy companies seeking to create effective asset recovery and asset inventory programs. The majority of utiliparts.com's available listings originate from overstocked, never-used inventories held by utilities in the United States. utiliparts.com also expects to make available refurbished, serviceable and repairable parts, as well as assets made available from foreign utilities. The website is designed to enable these assets to be catalogued, sold, bid, traded, purchased, auctioned or exchanged. utiliparts.com expects to improve the competitiveness of energy companies through the transfer and rationalization of parts inventories and by providing other services, including investment recovery, internal inventory optimization, and asset disposition consulting. This website is currently capable of handling transactions, although no transactions have been processed to date.

printeralliance.com

Entrade acquired a 61% interest in printeralliance.com, Inc., in October 1999 and recently acquired an additional 3% interest, bringing Entrade's total equity interest in printeralliance.com to 64%. Started in July 1999, printeralliance.com began operating as a reverse aggregator and e-commerce enabler of the printer supply market, targeting U.S. sheet fed printers. Member companies may purchase materials and supplies from participating paper mills and other vendors who have entered into rebate agreements with printeralliance.com and printeralliance.com then shares those rebates with its participating members. printeralliance.com plans to expand its scope of services to include equipment purchases, consulting services, employee benefits and other products. printeralliance.com currently has agreements with several large industry suppliers, including International Paper, Mead and Braden Sutphin & Company, has agreements with over 95 independent small to medium size printers, and expects to list over $50,000,000 in used printing equipment. Entrade expects the website to be capable of handling transactions in the second quarter of 2000.


AssetControl.com

On March 10, 2000, Entrade agreed with Textron Financial Corporation, ATM Services Ltd. and Safeguard Scientifics, Inc. to organize a new entity to be known as AssetControl.com, LLC, to create a business-to-business e-commerce marketplace for the management and disposition of surplus industrial equipment, excess inventory and commercial real estate. The new entity intends to utilize the expertise of the equity participants, as well as a network of e-commerce marketplaces, including Entrade's e-commerce marketplaces, to optimize its customers' asset disposition process. Textron Financial has agreed to provide the management support of its existing asset management business, the Asset Control Services division, and financial expertise, as well as accounting, tax and legal services for AssetControl.com. Entrade has agreed to provide the venture a license to use the Entrade technology, e-business consulting and service resources. ATM Services Ltd. has agreed to provide know-how and services in asset and excess inventory disposition. Safeguard Scientifics has agreed to act as an advisor and consultant on further opportunities to maximize the growth of the business. Entrade owns 38% of the new entity, with Textron Financial owning 47%, ATM Services owning 9.5%, and Safeguard Scientifics owning 5%. Entrade expects the website to be capable of handling transactions in the second or third quarter of 2000.

asseTrade.com

Entrade currently owns a 25% interest in the Class A common stock of asseTrade.com and has entered into an agreement, subject to shareholder approval, to double its current ownership interest in asseTrade.com Class A common stock. On a fully diluted basis (principally after conversion of preferred stock and the exercise of stock options), our ownership interest in asseTrade.com would be reduced to 29.3%. asseTrade.com is a venture initially formed with Henry Butcher International (London) and Michael Fox International (Baltimore), two leading corporate asset management, disposition and land-based auction companies with more than 30 worldwide locations and over 150 years of combined business experience.

asseTrade.com is designed to provide business-to-business online services that facilitate the remarketing of industrial machinery, equipment and parts. These services should enhance the current operation of asset recovery teams and procurement groups of industrial companies. The Entrade transaction software licensed to asseTrade.com and used by its website is customized to provide for real time online sales and internal transfers of plant, equipment and inventory. asseTrade.com is initially focused on the client base of Butcher and Fox, as well as other Fortune 500/Global 2000 companies, and expects to include services such as valuation and listing of corporate/investment assets, electronic online registration of assets, and the development of corporate Intranet programs for the global redistribution of a company's assets on an internal basis. Entrade expects the website to be capable of handling transactions in the second quarter of 2000.

TradeTextile.com

On February 18, 2000, entrade.com contributed to TradeTextile.com, Inc. cash, and a warrant to acquire 75,000 shares of Entrade common stock and a license to the Entrade technology in exchange for a 25% ownership interest and warrants to acquire an additional 10% of the company at a later date. TradeTextile.com is designed to provide a B2B e-commerce marketplace for the trading of yarns, fabrics, garments, raw materials, household textiles and other textile-related products, initially targeting the Chinese textile industry, a market that contributes significantly to the global textile industry. According to management of TradeTextile.com, more than six hundred Chinese import/export corporations and manufacturers have agreed to participate in the marketplace and six suppliers have given TradeTextile.com exclusive agency rights to handle all of their on-line trading. Targeted customers include Chinese textile manufacturers, Hong Kong textile manufacturers and exporters and global textile importers. Through its management team, TradeTextile.com has a significant relationship with Dai Dai Development, Ltd., a leader in Chinese textile trading. TradeTextile.com has offices in Hong Kong, Chicago and Shanghai. The Entrade technology has been enhanced to encompass multi-language capabilities that will include traditional Chinese and simplified Chinese, as well as English. This website is currently capable of handling transactions, although no transactions have been processed to date.

Pricecontainer.com

In October 1999, entrade.com licensed its technology to Pricecontainer.com, Inc., in return for a 15% ownership interest. Pricecontainer.com is an on-line reservation system designed for oceanic and maritime logistics services, including containers, break bulk and charters, with plans to add dry bulk and oil capabilities. Pricecontainer.com will offer a web-based marketplace in which shippers and carriers can exchange and arrange logistics services for core products, supplies and equipment. To foster the development of its business, Pricecontainer.com is attempting to establish alliances with one or more global trading companies.

Pricecontainer.com expects to utilize the Entrade technology to allow registered shippers and carriers to conduct all their shipping business, including excess capacity auctions and exchanges, via a secure e-commerce environment. The technology is also designed to provide communication capabilities, claim handling and documentation data for buyers and sellers. Entrade expects the website to be capable of handling transactions in the second quarter of 2000.

ATMcenter.com

Entrade has entered into an agreement, subject to shareholder approval, to acquire a 15% equity interest in ATM Service Ltd., which does business as ATMcenter.com, from three officers of ATM. ATM assists retailers, manufacturers and financial institutions in the disposition of inventory and other assets that need to be eliminated from their stores, warehouses or portfolios in exchange for cash or other solution services.

Utilizing Entrade's licensed technology, ATM expects to access the growing markets for sellers of excess inventory and assets, quickly and economically connecting pre-qualified buyers over the Internet. ATM intends to develop a global database and network of B2B buyers and sellers by utilizing country-specific ATM portals. This website is capable of handling transactions, although no transactions have been processed to date.

Revenue Model

The transaction fees charged by the Entrade marketplaces will vary depending upon the specific marketplace and the service that it offers and performs. License fees for software are subject to negotiation. Entrade is also developing a strategy to expand Entrade's business model internationally to establish joint ventures with partners in foreign countries. Entrade intends to license its technology to prospective joint venture partners, with the foreign participants being responsible for all in-country marketing and sales operations. Entrade expects each foreign participant to pay substantial fees per joint venture for the right to market the Entrade technology in the participant's country or region and, depending on the amount of the initial fee and other considerations, to share all transaction and/or sublicensing fees earned.

Entrade may also charge fees for other services it may provide to a client, including consulting, web-site hosting, development services, customization services, and maintenance and support, which fees may be based upon a percentage of the license, hourly rates, or both.

Nationwide Auction Systems

Entrade has two wholly owned subsidiaries that do business collectively as Nationwide Auction Systems. Nationwide operates six permanent, full service public auction facilities engaged in the liquidation of assets by auction on a consignment basis. Nationwide specializes in the disposition of municipality, law enforcement agency and utility company surplus property and has permanent locations in California, Missouri, Georgia, New Mexico and Delaware.

Nationwide believes that it currently represents a majority of the government agencies and utility companies in California and that it is one of the largest auctioneers of law enforcement, drug-seized and forfeited vehicles, aircraft, water vessels, jewelry and real estate in the west coast. Nationwide also provides auction services to a growing number of financial institutions, rental companies and large corporations and is able to conduct auctions in locations where it does not have permanent facilities.

Typically, Nationwide acts as a consignee in the sales process, receiving fees from both buyers and sellers, while not taking title to properties sold at auction. All items sold at auction are sold "AS IS WHERE IS" without any warranty from Nationwide. Consignor commissions and buyer's premiums represent Nationwide's primary sources of revenue. Nationwide also collects fees for providing a wide range of services, such as merchandise transportation to the auction site, storage, security and preparation of merchandise for auction.

Part of our strategy is to establish NationwideAuction.com as an e-enabled website for Nationwide to complement our network of other online asset disposition marketplaces. NationwideAuction.com will focus on the online, real time disposition of assets, including municipality, law enforcement, and corporate and utility company surplus property. In addition to vehicles and equipment, we intend for NationwideAuction.com to expand its online offerings to include additional materials currently auctioned at Nationwide Auction System's land based facilities, such as real property, idle inventory and jewelry. Entrade expects the website to be capable of transacting business in the second quarter of 2000.

Proprietary Rights

entrade.com holds common law rights in trademarks and service marks that it uses in connection with its e-commerce services. Entrade is seeking federal registration of the "utiliparts.com" and "entrade.com" marks as service marks. entrade.com does not own any patents or patent applications, but is in the process of identifying business methodologies for potential patent filings. One of the Nationwide companies also holds a federal registered trademark in the Nationwide Auction Systems name and a related design. Nationwide has developed certain proprietary computer software for maintaining sales inventory and databases of consignors and buyers. However, Entrade does not expect this software to have immediate application outside of the Nationwide Auction Systems companies.


Competition

Entrade currently faces competition from several different sources due to the breadth of services Entrade offers, and the competition, in each case, can be intense. Entrade competes with incubator and venture capital firms, transaction software licensors and industry and cross-industry market makers that may have greater resources and brand recognition, more sophisticated technology and better market acceptance. Entrade believes, however, that it is favorably positioned in the industry because of the functionality of its e-commerce technology, its development and management talent, and the strategic partnerships that it has formed.

Entrade competes directly with business-to-business e-commerce incubator and venture capital firms in creating, developing and investing in online marketplaces. There are several large publicly traded and private companies in this market with significant resources. Increased competition in this market may also increase the price Entrade must pay for future acquisitions. In addition, traditional corporations who have not yet developed e-commerce capabilities may develop those capabilities in house and without the assistance of companies such as Entrade.

Entrade also competes with companies who license transaction software solutions to companies who operate online marketplaces. Several large, established players have grown rapidly over the last year and control large market shares in this segment. These companies have significantly greater resources then Entrade and may develop more sophisticated technology and be quicker to market then Entrade. Each of Entrade's e-commerce marketplaces also faces competition from other industry and cross-industry market makers that have significant resources, including traditional corporations that may enter the market without assistance from companies such as Entrade. In addition, Entrade's e-commerce marketplaces may face competition amongst themselves. See "Risk Factors -- We may not be able to compete effectively with other providers of e-commerce services."

In the auction industry, several large international auction companies with significant resources compete in the land based auction industry. These companies compete for the liquidation of large plants and large volumes of machinery. The remainder of the auction industry is fragmented and largely composed of independently owned auction houses. Nationwide believes that it currently competes favorably with existing competitors, primarily on the basis of quality of services.


Employees

As of December 31, 1999, we and our wholly owned subsidiaries employed approximately 130 persons, including a total of 45 employees at both corporate headquarters and at our technology subsidiary entrade.com. There are also 85 employees at our traditional land-based auction subsidiary Nationwide. Given the size of both Entrade Inc. and entrade.com and the nature of our business, many of these employees perform multiple functions. We expect to substantially increase the number of our employees during the course of the next calendar year.

We consider our relationships with our employees to be good. Our employees are not covered by collective bargaining agreements.

Cautionary Statements - Risk Factors

In the interest of providing Entrade's shareholders and potential investors with certain Entrade information, including management's assessment of Entrade's future potential, certain statements set forth herein contain or are based on projections of revenue, income, earnings per share and other financial items or relate to management's future plans and objectives or to Entrade's future economic performance. Such statements are "forward-looking statements" within the meaning of Section 27A(I) of the Securities Act of 1933, as amended, and in
Section 21E(I) of the Securities Act of 1934, as amended.

Although any forward-looking statements contained herein or otherwise expressed by or on behalf of Entrade are, to the knowledge and in the judgment of the officers and directors of Entrade, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Accordingly, shareholders and potential investors are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those projected or predicted. In addition, forward-looking statements are based on management's knowledge and judgment as of the date hereof, and Entrade does not intend to update any forward-looking statement to reflect events occurring or circumstances existing hereafter.

In particular, Entrade believes the following facts could impact forward-looking statements made herein or in future written or oral releases and by hindsight, prove such statements to be overly optimistic and unachievable.


Risk Factors

Our business and results of operations could be seriously harmed by any of the following risks.

         Risks Related to Entrade

         We have limited operating history upon which you may evaluate our operations.

We formed Entrade in February 1999, at which time we acquired the intellectual property of entrade.com and 25% of the voting common stock of asseTrade.com. We have virtually no operating history prior to that time. In addition, our e-commerce marketplaces are in the early stages of their development and have no or little operating history. Accordingly, we have limited operating history upon which you may evaluate our business and prospects. Because our management team as a unit is relatively new, it also has a very limited track record upon which you can make an evaluation. In addition, our revenue model is evolving and because of our lack of operating history, period-to-period comparisons of our results of operations will not be meaningful in the short term and should not be relied upon as indicators of future performance. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early states of development, particularly companies in new and rapidly evolving markets such as B2B e-commerce. Our failure to address these risks successfully could materially and adversely affect our business and operations.


         We anticipate we will incur continued losses for the foreseeable future.

We expect to incur significant losses for the foreseeable future. We expect to incur significant costs associated with building the infrastructure necessary for our business. Our revenue may not be sufficient to fund these expenses. We may never be profitable or, if we become profitable, we may be unable to sustain profitability.

The anticipated losses may result from our plan to increase our operating expenses to:

o        launch additional B2B marketplaces;

o        increase our technical and customer support operations;

o        enhance our  technological capabilities;

o        pursue strategic marketing and distribution alliances; and

o        attract and retain qualified personnel.

Some of our expenses are or will be fixed, and other expenses will increase as we hire more executives and other personnel to grow our business. Our earnings may also be adversely affected by the impact of goodwill and other non-cash charges from acquisitions and otherwise. Our expenses may increase faster then we expect, and, if our revenue does not increase, we may not be able to compensate by reducing expenses in a timely manner.


         We may have difficulty obtaining future funding sources, if needed, and we might have to accept terms that would adversely affect shareholders.

Expenses are expected to exceed revenue in 2000. Although we have raised significant funds during December 1999 and the first quarter of 2000, we anticipate that we will need to raise funds from additional financings in the future. Any financings may result in dilution to our existing shareholders.

We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our shareholders. For example, the terms of any future financings may impose restrictions on the manner in which we conduct our business, such as controlling future decisions by us to make capital expenditures, acquisitions or significant asset sales. Those financing may impose restrictions on our ability to pay dividends on our common stock in addition to the restrictions imposed by our recently completed preferred stock offering. See "Information about Entrade - Recent Events". If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our services to customers, take advantage of future opportunities for strategic alliances, grow our business, support our increasing operating expenses or respond to competitive pressures or unanticipated requirements, which would materially and adversely affect our business and operations.


         Our success is dependent on retaining our current key personnel and attracting additional key and other personnel, particularly in the areas of management, technical services and customer support.

We believe that our success will depend on continued employment of our senior management team and key technical personnel for the development of our on-line services. Their experience in e-commerce asset management, sales and procurement is important to the establishment of our on-line websites in various industries. The loss of any one of our key personnel could disrupt and negatively affect our business and operations. Our success also depends on having highly trained technical and customer support personnel.

We have had and may continue to have difficulty attracting and employing additional members to our senior management team and sufficient technical and customer support personnel to keep up with our growth needs. This shortage could limit our ability to increase sales and to sell services. Competition for personnel is intense. If we cannot hire and retain suitable personnel to meet our growth needs, our business and operations will be negatively affected. We believe that these risks also apply to each of our e-commerce marketplaces.


         We are growing rapidly and effectively managing our growth may be difficult.

We have rapidly and significantly expanded our operations and expect to continue to do so by adding new marketplaces, hiring new employees and acquiring new businesses. This growth has placed, and is expected to continue to place, a significant strain on our resources and systems. To manage our growth, we must, among other things, develop internal systems, train and manage our employees, maintain adequate levels of liquidity and upgrade our infrastructure. If we fail to manage our growth successfully, our business and operations could be materially and adversely affected. We believe that these risks also apply to each of our e-commerce marketplaces.

         Fluctuations in our quarterly results may adversely affect our stock price.

Our quarterly operating results will likely vary significantly in the future. Our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

Our quarterly operating results may vary depending on a number of factors, including:

o demand of buyers and sellers to use and transact business on our websites;

o actions taken by our competitors, including new product introductions, fee schedules, pricing policies and enhancements;

o        size and timing of sales of our services;

o        future acquisitions and our ability to control costs; and

o        general economic factors.

Furthermore, the majority of our current revenue comes from traditional auction fees and related revenue from Nationwide Auction Systems. These revenues fluctuate from quarter to quarter because of the timing of auctions, acquisitions and development of auction sites. Nationwide Auction Systems generally incurs substantial costs in entering new markets and the profitability of operations at a new location is uncertain. In addition, the timing of related costs and the effectiveness of integrating new auction sites, acquired auction businesses and e-commerce capabilities might produce fluctuating results. As a result, our quarterly operating results may fluctuate significantly.


         We may not be able to protect our proprietary rights, and we may infringe on the proprietary rights of others.


         Copyright and patent risks; software license risks.

While we seek to protect our technology, it is not possible for us to detect all possible infringements of our software, text, designs and other works of authorship. Also, copyright protection does not extend to functional features of software and will not be effective to prevent third parties from duplicating our software's capabilities through engineering research and development. In addition, our technology and intellectual property may receive limited or no protection in some countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our work.

We have not conducted searches to determine if our software, which powers all eight of our current e-commerce marketplaces, infringes on any patents of third parties. If our software is found to infringe on the copyrights or patents of a third party, the third party or a court or other administrative body could require us to pay royalties for past use and for continued use, or to modify or replace the software to avoid infringement. We cannot assure you that we would be able to modify or replace the software.

Any of these claims, with or without merit, could subject us to costly litigation, divert our technical and management personnel and materially and adversely affect our business and operations.


         Trademarks and service marks risks.

Proprietary rights are important to our success and our competitive position. We have applied for federal registration of "utiliparts.com" and "entrade.com" as service marks for use in connection with our electronic commerce services, and we are preparing an application for registration of entrade.com with a new logo for use in connection with those services. Although we seek to protect our proprietary rights both in the United States and abroad, our actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. We may not be able to protect our domain names for our websites as trademarks because those names may be too generic or perceived as describing a product or service or its attributes rather than serving a trademark function.

If we are unable to protect our proprietary rights in trademarks, service marks and other indications of origin, including our "Powered by Entrade" mark, competitors will be able to use names and marks that are identical to ours or sufficiently similar to ours to cause confusion among potential customers. This confusion may result in the diversion of business to our competitors, the loss of customers and the degradation of our reputation. Litigation against those who infringe upon our service marks, trademarks and similar rights may be expensive. Because of the difficulty in proving damages in trademark litigation, it may be very difficult to recover damages.

Except for a search for the name Entrade Inc. and a limited search as to the availability of the new entrade.com logo, we have not conducted searches to determine whether our service marks, trademarks and similar items may infringe on the rights of third parties. Despite having searched a mark, there may be a successful assertion of claims of trademark or service mark infringement. If a third party successfully asserts claims of trademark, service mark or other infringement, the third party or a court or other administrative body may require us to change our service marks, trademarks, company names, the design of our sites and materials and our Internet domain names (web addresses), as well as to pay damages for any infringement. A change in service marks, trademarks, company names, the design of our sites and materials and Internet domain names may cause difficulties for our customers in locating us or cause them to fail to connect our new names and marks with our prior names and marks, resulting in loss of business.


         We may not be able to make future acquisitions and new strategic alliances, and, even if we do, such acquisitions and alliances may disrupt or otherwise negatively affect our business.

Our business plan contemplates that we will make investments in complementary companies, technologies and assets. Future acquisitions are subject to the following risks:

o we may not be able to agree on the terms of the acquisition or alliance, such as the amount or price of our acquired interest;

o acquisitions and alliances may cause a disruption in our ongoing business, distract our relatively new management team and make it difficult to implement or maintain our systems, controls and procedures;

o we may acquire companies or make strategic alliances in markets in which we have little experience;

o we may not be able successfully to integrate the services, products and personnel of any acquisition or new alliance into our operations;

o we may be required to incur debt or issue equity securities to pay for acquisitions, which may be dilutive to existing shareholders, or we may not be able to finance the acquisitions at all; and

o our acquisitions and strategic alliances may not be successful, and we may lose our entire investment.

In addition, we face competition from other parties, including large public and private companies, venture capital firms, and other B2B e-commerce companies, in our search for suitable acquisitions and alliances. As we attempt to develop a network of e-commerce marketplaces facilitating the disposition of assets, we may also be competing for acquisitions in the land-based auction industry, as well. Many of the companies we compete with for acquisitions have substantially greater name recognition and financial resources than we have, which may limit our opportunity to acquire interests in new companies, technologies and assets or create strategic alliances. Even if we are able to find suitable acquisition candidates or develop acceptable strategic alliances, doing so may require more time and expense than we expect because of intense competition. If we cannot acquire interests in attractive companies, technologies and assets on reasonable terms, our growth strategy may not succeed, and our business and operations could be materially and adversely affected.


         We must develop and maintain positive brand name awareness.

We believe that establishing and maintaining our brand name and the brand names of our e-commerce marketplaces are essential to expanding our Internet e-commerce business. We also believe that the importance of brand name recognition will increase in the future because of the growing number of Internet companies that will need to differentiate themselves. Promotion and enhancement of our brand names will depend largely on our ability to provide consistently high quality e-commerce marketplaces and related technology. If we are unable to provide e-commerce marketplaces and related technology of comparable or superior quality to those of our competition, the value of our brand names may suffer.


         Our international expansion adds additional complexity and risks to our business

In February 2000, we announced that Entrade is taking an ownership interest in TradeTextile.com, a new electronic marketplace for the trading of textile products initially focusing on China. We hope to expand further in international markets. While we expect our foreign e-commerce marketplaces to operate independently from us, this expansion could require significant management attention and financial resources. As we attempt to expand internationally, we may not be able to identify suitable alliances, negotiate the terms of ventures successfully, finance the ventures or integrate the ventures management, business or operations with our existing management, business and operations.

In addition, our international business may be subject to a variety of risks, including:

o        governmental regulation and political instability;

o        collecting international accounts receivable and income;

o        the imposition of barriers to trade and taxes; and

o difficulties associated with enforcing contractual obligations and intellectual property rights.

These factors may have a negative effect on any future international operations and may adversely affect our business and operations.


         The interests of our significant shareholders may conflict with our interests and the interests of our other shareholders.

Directors, officers and holders of more than 5% of the outstanding shares of Entrade common stock collectively own approximately 40% of the outstanding common stock and this percentage would increase if our shareholders approve one or more of the proposals being submitted for their approval. See "Information about Entrade - Recent Events". As a result of their stock ownership, one or more of these shareholders may be in a position to affect significantly our corporate actions, including, for example, mergers or takeover attempts, in a manner that could conflict with the interests of our public shareholders.


         Anti-takeover provisions and our right to issue preferred stock could make a third party acquisition of us difficult.

Entrade is a Pennsylvania corporation. Anti-takeover provisions of Pennsylvania law may make it difficult for a third party to acquire control of us, even if a change in control would be beneficial to our shareholders. In addition, our board of directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change of control. Preventing a change of control could adversely affect the market price of Entrade common stock and the voting and other rights of holders of Entrade common stock.


         Shares eligible for future sales by our current shareholders may adversely affect our stock price.

If our existing shareholders sell in the public market substantial amounts of Entrade common stock, including shares issued on the exercise of outstanding options and warrants, then the market price of our common stock could fall. In addition, on February 10, 2000, we filed an S-1 registration statement on behalf of existing shareholders to register 5,629,584 shares of Entrade common stock for resale. Upon effectiveness of that registration statement, we cannot be certain whether these existing shareholders will sell some or all of their holdings in our common stock or what the timing of any such sales would be.

WorldWide Web NetworX Corporation ("WWWX"), which holds 1,800,000 shares of Entrade common stock, is subject to a lockup agreement for sales or transfers of its Entrade common stock until September 23, 2000, subject to exceptions for pledges or the distribution of up to 25% of such shares to WWWX's shareholders. WWWX shareholders that receive any such distribution may utilize Rule 144 to sell the Entrade common stock. In addition, holders of approximately 1,848,985 shares of Entrade common stock that were issued in the Nationwide acquisition are prohibited from selling more than 978,985 shares until May 31, 2000, subject to adjustment in certain circumstances.


         Our common stock price is likely to be highly volatile.

The market price of our common stock is likely to be highly volatile, as the stock market in general, and the market for Internet-related and technology companies in particular, has been highly volatile. Our shareholders may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to this volatility. The trading prices of many technology and Internet-related companies' stocks have reached historical highs within the past twenty-four months and have reflected relative valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below those historical highs. Any negative change in the public's perception of the prospects for Internet or B2B e-commerce companies could depress our stock price regardless of our results.

Factors that could cause this volatility may include, among other things:

o announcements of technological innovations and the creation and failure of B2B marketplaces;

o        actual or anticipated variations in quarterly operating results;

o        new sales formats or new products or services;

o        changes in financial estimates by securities analysts;

o        conditions or trends in the Internet, B2B and other industries;

o        changes in the market valuations of other Internet companies;

o announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;

o        changes in capital commitments;

o        additions or departures of key personnel;

o        sales of our common stock; and

o        general market conditions.

Many of these factors are beyond our control.


         We may have to buy, sell or retain assets when we would otherwise not wish to in order to avoid regulation under the Investment Company Act of 1940.

We believe that we are actively engaged in the business of providing electronic commerce services through our network of majority-owned subsidiaries and companies that we are considered to "control." Consequently, we do not believe that we are subject to the Investment Company Act of 1940. We also plan to structure our business and operations to avoid becoming subject to the Investment Company Act of 1940. We are aware, however, that if we do not, or are unable to, structure our business and operations in accordance with our existing plans, we could become subject to the Investment Company Act of 1940.

Under the Investment Company Act, a company is considered to control another company if it owns more than 25% of that company's voting securities, subject to certain other conditions. A company may be required to register as an investment company if more that 45% of its total assets consist of, and more than 45% of its income/loss and revenue attributable to it over the last four quarters is derived from, ownership interests in companies that it does not control.

It is not feasible for us to maintain our business as a registered investment company. Because many of our e-commerce marketplaces are not majority-owned subsidiaries, and because we own 25% or less of the voting securities of a number of our e-commerce marketplaces, changes in the value of our interests in our e-commerce marketplaces and the income/loss and revenue attributable to our e-commerce marketplaces could subject us to regulation under the Investment Company Act. We may need to take specific actions that would not otherwise be in our best interests to avoid such regulation. For example, to maintain compliance with applicable rules, we may be unable to sell assets that we would otherwise want to sell and may need to sell assets that we would otherwise want to retain. In addition we may have to acquire additional income or loss generating assets that we might not otherwise have acquired and may need to forego opportunities to acquire interests in attractive companies that might be important to our business strategy.

If we fall under the definition of an investment company, and are unable to rely on an SEC rule that would allow us to avoid investment company regulation so long as at least 55% of our total assets are represented by, and at least 55% of our income is derived from, assets that meet the requirement of that rule, we can rely on another SEC rule that would exempt us for up to one year from the requirement of registering as an investment company. After that one-year period, we must either register under the Investment Company Act or seek an administrative exemption from regulation.

If, despite our efforts, we are required to register as an investment company, we would have to comply with substantive requirements under the Investment Company Act applicable to registered investment companies. These requirements include:

o        limitations on our ability to borrow;

o        limitations on our capital structure;

o        restrictions on acquisitions of interests in companies;

o        prohibitions on transactions with affiliates;

o        restrictions on specific investments; and

o compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

These rules and regulations would significantly change our operations and prevent us from executing our business model.


         Risks Relating to Our E-Commerce Marketplaces


         Our success depends on the development of the B2B e-commerce market, which is uncertain.

We rely on the Internet for the success of our businesses, as do our e-commerce marketplaces. The development of the e-commerce market is in its early stages. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective medium for providing products and services, our e-commerce marketplaces are not likely to succeed, nor are we. Our long-term success depends on widespread market acceptance of B2B e-commerce. A number of factors could prevent such acceptance, including the following:

o the unwillingness of business to shift from traditional processes to B2B e-commerce processes;

o the necessary network infrastructure for substantial growth in usage of B2B e-commerce may not be adequately developed;

o increased governmental regulation or taxation may adversely affect the viability of B2B e-commerce;

o insufficient availability of telecommunication services or changes in telecommunication services could result in slower response time for the users of B2B e-commerce; and

o concern and adverse publicity with respect to, and failure of, security of B2B e-commerce.


         We may not be able to develop significant revenues from e-commerce.


Our e-commerce marketplaces businesses rely on revenues that we expect to generate from technology license fees, transaction fees and maintenance and service fees. While we plan to generate revenues through our e-commerce marketplaces, in part by creating relationships with strategic partners for the sale of assets and services to particular industries, buyers and sellers may not accept our e-commerce marketplaces. We cannot be certain that we will generate sufficient revenues to support our costs of operations.


         We may not be able to compete effectively with other providers of e-commerce services.

Competition for Internet products and services and e-commerce business is intense. If the market for B2B e-commerce grows, we expect that competition will intensify, and Entrade will continue to compete with other technology companies and traditional service providers that seek to integrate on-line business technologies with their traditional service mix. Barriers to entry into the B2B e-commerce environment are minimal, and competitors can launch websites and offer products and services at relatively low costs. The companies with which Entrade competes often have significantly greater name recognition and financial, marketing and other resources than Entrade which may place our e-commerce marketplaces at a disadvantage in responding to competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

In addition, our e-commerce marketplaces compete to attract and retain a critical mass of buyers and sellers. We expect that additional companies will offer competing Internet solutions for these buyers and sellers, and these competing solutions may be superior to ours. Internet users can freely navigate and instantly switch among a large number of websites. Many of these websites offer original content, products or services, which may make it difficult for our marketplaces to distinguish their content and services sufficiently to attract a loyal base of users. If any of our e-commerce marketplaces fails to differentiate itself from other Internet industry participants, the value of its brand name could decline, it may be unable to attract a critical mass of buyers and sellers, and its prospects for future growth would diminish, which could materially and adversely affect our business and operations.


         Concerns   regarding   security  of   transactions   and   transmitting
         confidential information over the Internet may adversely affect our e-commerce business.

We believe that concern regarding the security of confidential information transmitted over the Internet, including, for example, business and supply requirements, credit card numbers and other forms of payment methods, prevents many potential customers from engaging in online transactions. If we do not add sufficient security features to future product releases, our services may not gain market acceptance or we may face additional legal exposure.

Despite the measures we have taken in the areas of encryption and password or other authentication software devices, our infrastructure, like others, is potentially vulnerable to physical or electronic break-ins, computer viruses, hackers or similar problems caused by employees, customers or other Internet users. If a person circumvents our security measures, that person could misappropriate proprietary information or cause interruptions in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. These risks may require us to make significant investments and efforts to protect against or remedy security breaches, which would increase the costs of maintaining our websites.

         Our  e-commerce   capability  depends  on  real-time  accurate  product
         information.

We may be responsible for loading supplier product information into our database and categorizing the information for search purposes. This process entails a number of risks, including dependence on our suppliers both to provide us in a timely manner with accurate, complete and current information about their products and to update this information promptly when it changes. We will not derive significant revenue from these products until this data is loaded in our system. Timely loading of data in our database depends upon a number of factors, including the file formats of the data provided to us by suppliers, the ability to link to legacy systems and our ability to automate our operations further.

While we intend to automate further the loading and updating of supplier data on our system, we may not be able to do so in a timely manner, in part because achieving the highest level of automation is dependent upon our suppliers automating their delivery of product data to us. If our suppliers do not provide us in a timely manner with accurate, complete and current information about the products we offer, our database may be less useful to our customers and users and may expose us to liability. We cannot guarantee that the product information available in our database will always be accurate, complete and current or comply with governmental regulations. This could expose us to liability or result in decreased acceptance of our e-commerce marketplaces, which could have a material and adverse affect on our business and operations.


         Our e-commerce marketplaces could make business decisions that are not in our best interests or that we do not agree with, which could impair the value of our interests.

We may not be able to control significant business decisions of some of our e-commerce marketplaces. We currently have no control or limited control over several of our e-commerce marketplaces and, therefore, may not be able to influence their decisions. The management of certain of our e-commerce marketplaces may have different economic, business and strategic interests than ours and may not take our advice. The decisions they make, including decisions to compete with each other, may not be in our best interest and may negatively affect our business and operations. We expect to continue to acquire voting interests in B2B companies that may not be majority interests. In addition, we may not maintain our current ownership or control levels in any of our e-commerce marketplaces.

         If we are unable or unwilling to provide our e-commerce marketplaces with the significant additional financing they will need, our interests in them may be diluted or they may fail.

Our e-commerce marketplaces are in the early stages of their development. These companies will require significant amounts of additional capital to compete successfully, meet their business objectives and produce revenues and profits. We are currently unable to predict all of the future capital needs of these companies, and we may decide not to provide the additional capital that they require or may not be given the opportunity to provide it. If our e-commerce marketplaces receive capital from other sources, our ownership interest in them may be diluted, and, if they are unable to obtain additional capital, they may fail.


         Our market is characterized by rapid technological change, and we may not be able to keep up with such change in a cost-effective way.

The B2B e-commerce market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing technology obsolete. If we are unable to respond successfully to these developments or do not respond in a cost-effective way, our business and operations will suffer. To be successful, we must adapt to our rapidly changing market by continually improving the responsiveness, services and features of our e-commerce marketplaces, by developing or acquiring new features to meet customer needs and by successfully developing and introducing new versions of our Internet-based e-commerce business software on a timely basis. The life cycles of the software used to support our e-commerce services are difficult to predict because the market for our e-commerce websites for sales and procurement of equipment, inventory and assets is new and emerging and is characterized by changing customer needs and industry standards. The introduction of on-line products employing new technologies and industry standards could render our existing system obsolete and unmarketable. If a new software language becomes the industry standard, we may need to rewrite our software to remain competitive, which we may not successfully accomplish in a timely and cost-effective manner.

In addition, as traffic in our e-commerce marketplaces increases, we may need to expand and upgrade our technology, transaction processing systems and network hardware and software. We may not be able to project accurately the rate of increase in our on-line businesses. We also may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate increased use of our on-line businesses, which would have a material and adverse affect on our business and operations.


         If the purchasers and sellers in our e-commerce marketplaces do not perform their obligations in a timely manner, our business will be harmed.

Our e-commerce marketplaces rely on participating purchasers and sellers to fulfill their obligations to each other. In general, our e-commerce marketplaces do not take title to the items sold in these marketplaces. If purchasers and sellers in these marketplaces do not fulfill their obligations, these marketplaces may not meet participants' expectations, thus damaging our brand and diminishing the appeal for other parties to participate in such marketplaces. In addition, dissatisfied purchasers or sellers may seek to impose liability on us as a result of their disappointed expectations. Any of these occurrences could have a negative effect on our business and operations.


         The hosting and other network services that we and others provide to our e-commerce marketplaces may fail or work improperly due to physical damage, failure of third-party services or other unexpected problems.

We provide server and other information technology services, including software, data warehousing and network facilities, to support our e-commerce marketplaces' operations. Computers and telecommunications equipment, however, are housed with a third-party hosting company that provides connectivity and other related services for our servers that are in one location outside of Philadelphia, Pennsylvania. We also depend upon third parties for software that we integrate into our technology.

An unexpected event, such as a power or telecommunications failure, fire or flood, or physical or electronic break-in at any of our facilities or those of any third parties on which we rely, could cause a loss of critical data and prevent us from offering services to our e-commerce marketplaces. If our hosting and information technology services were interrupted, including from failure of other parties' software that we integrate into our technology, our business and the businesses of our e-commerce marketplaces using these services would be disrupted, which could result in decreased revenues, lost customers and impaired business reputation for us and them. As a result, we could experience greater difficulty attracting new companies to join our network. Our business interruption insurance may not adequately compensate our e-commerce marketplaces or us for losses that may occur. A failure by us or any third parties on which we rely to provide these services satisfactorily would impair our ability to support the operations of our e-commerce marketplaces and could subject us to legal claims.


         Limited Internet infrastructure may affect service.

The accelerated growth and increasing volume of Internet traffic may cause performance problems, slowing the adoption of our Internet-based asset disposition solution. The growth of Internet traffic due to very high volumes of use over a relatively short period of time has caused frequent periods of decreased Internet performance, delays and, in some cases, system outages. This decreased performance is caused by limitations inherent in the technology infrastructure supporting the Internet and the internal networks of Internet users. If Internet usage continues to grow rapidly, the infrastructure of the Internet and its users may be unable to support the demands of growing e-commerce usage, and the Internet's performance and reliability may decline. If our existing or potential customers experience frequent outages or delays on the Internet, the adoption or use of our Internet-based, e-commerce business model may grow more slowly than we expect or even decline. Our ability to increase the speed and reliability of our Internet-based business model is limited by and depends upon the reliability of both the Internet and the internal networks of our existing and potential customers. As a result, if improvements in the infrastructure supporting both the Internet and the internal networks of our customers and suppliers are not made in a timely fashion, we may have difficulty obtaining new customers, or maintaining our existing customers, either of which could reduce our potential revenues and have a negative impact on our business and operations.


         Internet governance, regulation and administration are uncertain and may adversely affect our business.

The future success of our business is dependent on our ability to use the Internet to implement our e-commerce growth strategy. Because the original role of the Internet was to link the government's computers with academic institutions' computers, the Internet was historically administered by organizations that were involved in sponsoring research. Over time, private parties have assumed larger roles in the enhancement and maintenance of the Internet infrastructure. Therefore, it is unclear what organization, if any, will govern the administration of the Internet in the future, including the authorization of domain names.

The lack of an appropriate organization to govern the administration of the Internet infrastructure and the legal uncertainties that may follow pose risks to the commercial Internet industry and our specific website business. In addition, the effective operation of the Internet and our business is also dependent on the continued mutual cooperation among several organizations that have widely divergent interests, including the government, Internet service providers and developers of system software and software language. These organizations may find that achieving a consensus may become difficult, impossible, time-consuming and costly.

Although we are not subject to direct regulation in the United States other than federal and state business regulations generally, changes in the regulatory environment could result in the Federal Communications Commission or other United States regulatory agencies directly regulating our business. Additionally, as Internet use becomes more widespread internationally, there is an increased likelihood of international regulation.

We cannot predict whether or to what extent any new regulation affecting e-commerce will occur. New regulation could increase our costs. For example, we do not intend to collect sales or other similar taxes with respect to the equipment, inventory and other products sold through our on-line communities. One or more states may seek to impose sales tax collection obligations on out-of-state companies like ours that engage in or facilitate e-commerce. State and local governments have made proposals that would impose additional taxes on the sale of goods and services over the Internet. A successful assertion by one or more states or any foreign country that we should collect sales and other taxes on the exchange of equipment, inventory and other products on our system could increase costs that we could have difficulty recovering from users of our websites.

Governmental agencies and their designees regulate the acquisition and maintenance of web addresses generally. For example, in the United States, the National Science Foundation had appointed Network Solutions, Inc. as the exclusive registrar for the ".com," ".net" and ".org" generic top-level addresses. Although Network Solutions no longer has exclusivity, it remains the dominant registrar. The regulation of web addresses in the United States and in foreign countries is subject to change. As a result, we may not be able to acquire or maintain relevant web addresses in all countries where we conduct business that are consistent with our brand names and marketing strategy. Furthermore, the relationship between regulations governing website addresses and laws protecting trademarks is unclear.


         We may be subject to legal liability for publishing or distributing content over the Internet.

Our e-commerce marketplaces may be subject to legal claims relating to the content of our on-line websites, or the downloading and distribution of content. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. The representations as to the origin and ownership of licensed content that we generally obtain may not adequately protect us.

In addition, we draw some of the content provided in our on-line business communities from data compiled by other parties and we re-key the data. This data may have errors. If our content is improperly used or if we supply incorrect information, it could result in unexpected liability. Our insurance may not cover claims of this type or may not provide sufficient coverage. Costs from these claims that are not covered by our insurance or exceed our coverage would damage our business and limit our financial resources.


         Risk Factors Relating to Nationwide Auction Systems


         We may not succeed in integrating Nationwide into our e-commerce strategy.

Part of our e-commerce strategy is to integrate the land-based auction business of Nationwide into our e-commerce strategy by developing a network of on-line and off-line companies that facilitate the disposition of assets. We may not be successful executing our strategy or otherwise managing a traditional land-based auction company as part of a network of e-commerce companies, which may materially and adversely affect our business and operations.


         The auction industry is highly fragmented and very competitive.

The auction industry is highly fragmented and very competitive. In addition to other auction companies, Nationwide competes with indirect competitors such as original manufacturers, distributors, rental companies and dealers that sell or rent new or used products in the market in which Nationwide competes.
Nationwide's direct competitors are primarily several large international auction companies and numerous independently owned auction houses. Some of these competitors may have significantly greater name recognition and financial, marketing and other resources than Nationwide. Nationwide believes that the auction market will continue to consolidate. Consolidation may increase the competitiveness of the market in ways that could adversely affect our business and operations.


         Risk Factor Relating to Artra

         Artra's potential product liability and environmental liabilities may result in future costs to Artra that are difficult to estimate.

Since 1983, Artra, now our wholly owned subsidiary, has responded to significant product liability claims relating to the use of asbestos in the manufacture of products by various companies, including a former Artra subsidiary. Reports from local counsel indicate, as of December 31, 1999, pending claims asserted by approximately 45,000 plaintiffs (excluding loss of consortium claims), and it is probable that there are a significant number of additional claims that remain unasserted. Artra has no reasonable basis on which to quantify the potential cost to it of the pending claims and any unasserted claims.

Artra's primary insurance carriers paid approximately $13,000,000 in disposition of the product liability claims from 1983 through September 1998, when Artra's primary insurance carriers asserted that Artra's primary insurance coverage for the claims had been exhausted. Certain of Artra's excess insurance carriers, under a reservation of the right to deny coverage at a subsequent date, assumed under an interim agreement the defense of the claims and paid defense, settlement and indemnity costs relating to the claims of approximately $17,500,000 through December 31, 1999. The interim agreement covered the period from September 20, 1998, through January 31, 2000, when it expired. Although Artra is engaged in negotiations with its excess insurance carriers regarding their ongoing payment of these defense, settlement and indemnity costs, we can provide no assurance that Artra will be able to conclude an agreement with the excess carriers.

Because of the expiration of the interim agreement and the uncertain conclusion of Artra's negotiations with the excess insurance carriers, Artra may have to advance some or all of these costs, which could have a material adverse effect on Artra's financial condition, and seek reimbursement of these costs from the excess insurance carriers through litigation or otherwise. If Artra were unable to conclude a permanent agreement with its excess insurance carriers, a court could also determine that Artra is responsible for a portion of the defense and indemnity costs associated with the product liability claims. Such a finding would also have a material adverse effect on Artra's financial condition.

Artra's financial condition could also be materially adversely affected to the extent that its existing insurance coverage and any to which it might become entitled in the future is not sufficient to respond to the product liability claims. Although Artra believes that, as of December 31, 1999, its remaining insurance coverage as of December 31, 1999 relating to the claims was not less than $186,500,000, we can provide no assurance that the coverage will be adequate to cover Artra's responsibility for the claims. In the event Artra were unable to satisfy the claims through a combination of insurance coverage and its own assets, it is possible that Artra could be forced to seek protection under the federal bankruptcy laws. In such event, Entrade could lose its entire investment in Artra (approximately $10,200,000 at December 31, 1999). It is also possible that the plaintiffs asserting the claims against Artra could attempt to pursue legal action against Entrade. Entrade believes that no valid legal basis exists for, and it would have meritorious defenses against, the imposition upon Entrade of Artra's liability, and Entrade would vigorously defend itself against any attempt to impose such liability. In the event of an unfavorable outcome of such legal action, however, there could be a material adverse effect upon Entrade's financial condition and results of operations.

Former operations of Artra and its subsidiaries have been subject to requirements imposed under federal, state and local environmental and health and safety laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act and comparable state laws.

Liability under CERCLA is, in most instances, strict, joint and several, meaning that Artra could be liable for all response costs incurred at a specific site. As a result of these environmental matters, Artra and its subsidiaries have, from time to time, been and currently are involved in administrative and judicial proceedings and inquiries. Artra has provided accruals for these claims. Various uncertainties with respect to these and other sites and facilities, however, make it difficult to assess the likelihood and scope of further investigation or remediation activities or to estimate the future costs of these activities if undertaken. See "Item 3 -- Legal Proceedings."

Item 2.  Properties

         Corporate Headquarters

At December 31, 1999, the only property used by Entrade's corporate office was our headquarters facility of approximately 12,700 square feet of office space in Northfield, Illinois. In December 1995, the building was purchased by a trust for the benefit of John Harvey, Chairman of Entrade's Board of Directors. The lease for this property expired in December 1998, and we rented our headquarters on a month-to-month basis during 1999. In January 2000, the parties entered into a lease agreement for 12,700 square feet of office space, which lease expires on December 31, 2004.

         entrade.com

entrade.com conducts its operations through leased facilities in Mount Laurel, New Jersey; Wayne, Pennsylvania; Plymouth, Massachusetts; and Waterloo, Ontario, Canada.

         Nationwide

Nationwide operates six full service public auction facilities located in City of Industry, California; Benicia, California; Kansas City, Missouri; Riverdale (Atlanta), Georgia; Wilmington, Delaware; and Albuquerque, New Mexico.

Nationwide's  headquarters and Southern  California  operations are located on a
7.7 acre parcel in City of Industry. This parcel is leased and includes a 6,000 square foot office building and a 4,000 square foot warehouse. This lease expires on August 23, 2000, and is subject to five one-year renewals. The auction business also leases an adjoining 3.75-acre parcel pursuant to a lease that expires on September 23, 2000, and is subject to two one-year renewals and has a month-to-month license agreement for the use of an approximately one-acre parking lot used for storage of vehicles held prior to auction.

In northern California, Nationwide owns a 15.5 acre parcel of land with a building comprising 3,600 square feet of office space and 15,900 square feet of storage space. Nationwide has a subleasehold interest for the exclusive use of an adjoining parcel consisting of 2.7 acres of land and a 16,500 square foot building. This sublease expires on May 8, 2031.

Nationwide leases an 11 acre parking lot in Kansas City, Missouri. This lease expires on November 30, 2002, and is renewable for one five-year period.

On March 18, 1999, Nationwide purchased an 11.5 acre parcel of land with a 5,000 square foot office building in Riverdale, Georgia. This property is subject to a mortgage in favor of a local bank.

Nationwide leases a 12.1 acre parcel of land in Wilmington, Delaware, under a month-to-month lease.

Nationwide leases a 10 acre parcel of land in Albuquerque, New Mexico. This lease expires on December 10, 2000 and is renewable for four one-year periods.

Nationwide believes it will have no difficulty replacing any leased facility upon expiration of the term of the current lease.

         utiliparts.com

utiliparts.com   shares   space  with   entrade.com's   facility  in   Plymouth,
Massachusetts.

         printeralliance.com

printeralliance.com   conducts  its  operations  through  leased  facilities  in
Horsham, Pennsylvania.

         Artra

Effective as of January 2000, Artra entered into a five-year lease agreement with the trust owned by John Harvey, Chairman of Entrade's Board of Directors, for 800 square feet of office and storage space in Northfield, Illinois.

Entrade believes that all of the foregoing properties are in good condition and reasonably adequate for current operations.


Item 3.  Legal Proceedings

With the exception of legal proceedings and claims that arise in the ordinary course of Nationwide's business, the only legal proceedings in which Entrade is presently involved relate to Artra and its subsidiaries, which are the defendants in various business-related litigation and environmental matters and product liability claims. At December 31, 1999 and December 31, 1998, Artra had accrued current liabilities of $1,400,000 and $1,500,000, respectively, for potential business-related litigation and environmental liabilities. No liabilities were accrued for the product liability claims because no reasonable basis exists on which such claims could be quantified.


         Product liability claims

Since 1983, Artra has responded to significant product liability claims relating to the use of asbestos in the manufacture of products by various companies, including a former Artra subsidiary. Reports from local counsel indicate, as of December 31, 1999, pending claims asserted by approximately 45,000 plaintiffs (excluding loss of consortium claims) in 17 states. It is probable that a significant number of additional claims will be asserted in the future. Artra has no reasonable basis on which to quantify the potential cost to it of these pending and unasserted claims.

Artra's primary insurance carriers paid approximately $13,000,000 in disposition of the claims from 1983 through September 1998, when Artra's primary insurance carriers asserted that Artra's primary insurance coverage for the claims had been exhausted. Beginning in September 1998, certain of Artra's excess insurance carriers, under a reservation of the right to deny coverage at a subsequent date, assumed the defense of the claims and paid defense, settlement and indemnity costs relating to these claims, pursuant to an interim agreement, which costs totaled approximately $17,500,000 through December 31, 1999. The interim agreement expired as of January 31, 2000.

Until January 31, 2000, pursuant to the interim agreement, certain of Artra's excess insurance carriers funded defense and indemnity costs as they became due. Under the interim agreement, the claims were administered by one of Artra's principal excess insurers, which was one of the participants in the expired interim agreement. Since January 31, 2000, that excess insurer has not administered the claims or advanced funds for defense, settlement and indemnity expenses. Nevertheless, through its counsel, the excess insurer has indicated its intent to reimburse Artra for payments made by Artra upon submission of insurance claims to it pursuant to its policies.

Negotiations are continuing with the principal excess insurer and the other excess insurers regarding the establishment of a permanent funding, claims administration and coverage agreement. Unless and until such a permanent agreement is reached, as to which Artra can provide no assurance, Artra intends, unless litigation should become necessary in light of the positions of the excess carriers or other circumstances, to: (i) administer the claims and (ii) fund defense, settlement and indemnity costs to the extent necessary and then seek reimbursement from the excess insurance carriers. It is also possible that these excess insurance carriers could cease making payments at any time on the basis of their various reservations of rights.

Artra and two of its excess insurers currently have a dispute as to the existence of certain insurance coverage, in the approximate amount of $25,000,000, for the period 1968 through 1974. These carriers contend that the policies for this period, if they ever existed, are "lost." If Artra or its carriers were to be unable to locate all or some of these policies, then, absent the negotiation of an agreement with the carriers, as to which Artra can provide no assurance, a court could find that no coverage existed for all or some of the periods in question. In that event, a court might find

Artra responsible for funding its pro rata share of payments for defense and indemnity costs. A similar issue exists with respect to an unknown amount of primary and excess insurance coverage by unknown insurers for the period 1947 through 1962, for which Artra has not been able to locate policies, with potential effect similar to that possible with respect to the 1968 through 1975 period.

If Artra were unable to conclude a permanent agreement with its excess insurance carriers regarding the claims or with respect to coverage for the potential gaps described herein, if Artra were ultimately unsuccessful in attempting to marshal any such insurance, if a court were to determine that gaps in coverage exist, or if a court were to determine that Artra is responsible for a portion of the defense and indemnity costs associated with those potential gaps in coverage, there could be a material adverse effect on Artra's financial condition.

Artra's financial condition could also be materially adversely affected to the extent, if any, that its existing insurance coverage and any to which it might become entitled in the future is not sufficient to respond fully to the claims. Artra has the following amounts of excess insurance it believes are available to indemnify Artra against its liability on some or all of the claims: (a) approximately $204,000,000 for which Artra has policies, less amounts expended through December 31, 1999 (believed to be approximately $17,500,000) and such additional amounts as have been paid or committed since December 31, 1999; (b) an additional amount which may total as much as $45,000,000 for which Artra thus far has been unable to locate insurance policies but for which Artra has certain evidence of coverage, and (c) any potentially applicable coverage in an undetermined amount for any other policies that may exist over certain years, which Artra is investigating. There is also potential additional coverage from two excess insurers, which Artra believes are or may be involved in insolvency proceedings. In the event Artra were unable to satisfy the claims through a combination of insurance coverage and its own assets, or in the event that Artra does not receive timely reimbursement from its excess carriers of amounts Artra may be required to expend on defense, settlement and indemnity payments, it is possible that Artra could be forced to seek protection under the federal bankruptcy laws.

If Artra's insurance coverage and Artra's other assets are not sufficient to satisfy the claims against Artra, Entrade could lose its entire investment in Artra, approximately $10,200,000 at December 31, 1999. If the combination of insurance coverage and Artra's assets are not sufficient to satisfy the claims, it is also possible that the plaintiffs presenting the claims could attempt to pursue legal action against Entrade. Entrade believes that no valid basis exists for, and it would have meritorious defenses against, the imposition of Artra's liability for the claims against Entrade, and Entrade would vigorously defend itself against any attempt to impose such liability.

In the event of an unfavorable outcome of such legal action, however, there could be a material adverse effect upon Entrade's financial condition and results of operations.

         Environmental matters

         EPA notices alleging environmental violations

In April 1994, the EPA notified Artra that it was a potentially responsible party for the disposal of hazardous substances (principally waste oil) at a disposal site in Palmer, Massachusetts, generated by a manufacturing facility formerly operated by the Clearshield Plastics Division of Harvel Industries, Inc., a majority owned subsidiary of Artra. In 1985, Harvel was merged into Artra's Fill-Mor subsidiary. This site has been included on the EPA's National Priorities List. In February 1983, Harvel sold the assets of Clearshield to Envirodyne Industries, Inc. The alleged waste disposal occurred in 1977 and 1978, at which time Harvel was a majority-owned subsidiary of Artra. In May 1994, Envirodyne and its Clearshield National, Inc. subsidiary sued Artra for indemnification in connection with this proceeding. The cost of clean-up at the Palmer, Massachusetts site has been estimated to be approximately $7,000,000 according to proofs of claim filed in the adversary proceeding. A committee formed by the named potentially responsible parties has estimated the liability respecting the activities of Clearshield to be $400,000. Artra has not made any independent investigation of the amount of its potential liability, and no assurances can be given that it will not substantially exceed $400,000.

         Lawsuits seeking recovery of environmental clean-up costs

In a case titled Sherwin-Williams Company v. Artra Group Incorporated, filed in 1991 in the United States District Court for Maryland, Sherwin-Williams Company brought suit against Artra and other former owners of a paint manufacturing facility in Baltimore, Maryland, for recovery of costs of investigation and clean-up of hazardous substances that were stored, disposed of or otherwise released at the manufacturing facility. This facility was owned by Baltimore Paint and Chemical Company, formerly a subsidiary of Artra from 1969 to 1980. Sherwin-Williams's current projection of the cost of clean-up is approximately $5,000,000 to $6,000,000. Artra has filed counterclaims against Sherwin-Williams and cross claims against other former owners of the property. Artra also is vigorously defending this action and has raised numerous defenses. Currently, the case is still in discovery, and Artra cannot determine what, if any, its liability may be in this matter.

Artra was named as a defendant in United States v. Chevron Chemical Company brought in the United States District Court for the Central District of California in respect to the Operating Industries, Inc. site in Monterey Park, California. This site is included on the EPA's National Priorities List. Artra's involvement stemmed from the alleged disposal of hazardous substances by The Synkoloid Company subsidiary of Baltimore Paint and Chemical Company, which was formerly owned by Artra. Synkoloid manufactured spackling paste, wall coatings and related products, certain of which generated allegedly hazardous substances as a by-product of the manufacturing process. Artra entered into a consent decree with the EPA in which it agreed to pay $85,000 for one phase of the clean-up costs for this site; however, Artra defaulted on its payment obligation. Artra is presently unable to estimate the total potential liability for clean-up costs at this site, which clean-up is expected to continue for a number of years. The consent decree, even if it had been honored by Artra, was not intended to release Artra from liability for costs associated with other phases of the clean-up at this site. Artra is presently unable to determine what, if any, additional liability it may incur in this matter.

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

While these litigation and environmental matters (exclusive of product liability claims) involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on Entrade's financial condition or results of operations.

For further information on legal proceedings, see Note 10 to the Consolidated Financial Statements for the year ended December 31, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None

                                     PART II

Item 5.  Market  For the  Registrant's  Common  Equity and  Related  Shareholder
         Matters.


Our  common  stock is traded on the New York  Stock  Exchange  under the  symbol
"ETA."

As of March 15, 2000, the approximate number of holders of Entrade common stock was 2,500.

The merger of a subsidiary of Entrade and Artra occurred in September 1999. Prior to that time, no trading history existed for the Entrade common stock. The high and low sales prices for Artra common stock (which traded under the symbol
ATA), as reported in the New York Stock Exchange Quarterly Market Statistics reports, in 1998 and for that portion of 1999 ending September 23, 1999, and for Entrade for the remainder of 1999 were as follows:

                                          1999                     1998
                                          ----                     ----

                                    High         Low          High       Low
                                    ----         ---          ----       ---

       First quarter                10-5/8       4-1/4        4-1/16     3-3/16

       Second quarter               20-7/16      8-1/2        3-15/16    3

       Third quarter 1998                                     4          3-1/4

       Third quarter 1999
       (through 9/23/99)            17-15/16     9-1/8

       Third quarter 1999
       (from 9/24/99)               18           15-1/4

       Fourth quarter               43           14-1/8       4-1/4      2-1/8


We did not pay dividends on our common stock in 1999 or 1998. Terms of the Series A convertible redeemable preferred stock issued in March 2000 prohibit the payment of common stock dividends as long as the preferred stock remains outstanding.


Recent Sales of Unregistered Securities

Between December 21, 1999 and January 28, 2000, Entrade completed the sale of an aggregate of 422,243 shares of its common stock for an aggregate consideration of $13,960,000 to unaffiliated institutional and individual accredited investors. Net proceeds were $13,412,000.

On March 27, 2000, Entrade closed a private placement financing transaction with several institutional accredited investors. Under the terms of the private placement, Entrade issued $30,000,000 of redeemable convertible preferred stock. The non-voting preferred stock bears a 6% dividend, which Entrade can pay, at its election, in either cash or common stock. For the first fifteen months after issuance of the preferred stock, and subject to certain registration requirements and other restrictions, Entrade has the right to elect to redeem all or part of the preferred stock at the lesser of $78.73 or 91% of the lowest closing sale price of Entrade's common stock during the two consecutive trading days ending on the date of such election. In addition, Entrade has the right, during such period, to redeem the preferred stock at 115% of par. Entrade must redeem or convert all of the preferred stock within two years of the date of its issuance, and, until the preferred stock is redeemed or converted, Entrade cannot pay dividends on its common stock without the approval of the preferred stockholders. In conjunction with the agreement, Entrade also issued warrants to the investors to purchase 400,000 shares of its common stock at $41.375 per share.

These securities were sold pursuant to an exemption from registration under the Act, pursuant to Regulation D promulgated thereunder. Proceeds are being used for general corporate purposes.

During the first quarter of 2000, the Company issued warrants to purchase 1,520,500 shares of its common stock, as follows:

         A warrant for 1,000,000 shares of common stock was issued at an exercise price of $39.65 per share.

         A warrant for 25,000 shares of common stock was issued at an exercise price of $37.75 per share.

         Warrants for an aggregate of 12,500 shares of common stock were issued at an exercise price of $32.00 per share.

         A warrant for 75,000 shares of common stock was issued at an exercise price of $36.938 per share.

         A warrant for 8,000 shares of common stock was issued at an exercise price of $55.65 per share.

         A warrant for 400,000 shares of common stock was issued at an exercise price of $41.375 per share.

All of the above warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data.

         Entrade Inc.

This table is a consolidated summary of selected financial data of Entrade for each of the last five fiscal years. On September 23, 1999, pursuant to the terms of a merger agreement, Artra became a wholly-owned subsidiary of Entrade, with Artra being deemed to be the surviving corporation for financial reporting purposes. Accordingly, Artra historical financial information is presented in the table below. The operations of the Bagcraft subsidiary, which was sold effective November 20, 1998, are included in discontinued operations. The information for fiscal year 1995 presents the operations of Arcar Graphics, Inc. in discontinued operations. The sale of Arcar Graphics, Inc., which was acquired effective April 9, 1994, was completed on October 26, 1995. The information for fiscal year 1995 presents the operations of Artra's former jewelry business in discontinued operations.


                                                           Fiscal Year Ended (G)
                                        ---------------------------------------------------------
                                          1999        1998        1997         1996        1995
                                          ----        ----        ----         ----        ----

Net revenues                           $  4,542    $   --      $   --      $   --      $   --

Earnings (loss) from
    continuing operations (A) (B)(C)    (19,263)     (5,707)      1,066        (445)    (11,113)

Earnings (loss) from
    discontinued operations (D) (E)        --        38,930        (293)      3,994      (5,820)
Extraordinary credits (F)                  --          --          --         9,424      14,030

Net earnings (loss)                     (19,304)     33,223         773      12,973      (2,903)
Earnings (loss) per share:
   Basic and Diluted
      Continuing operations               (3.65)      (0.78)       --         (0.19)      (1.84)

      Discontinued operations              --          4.94       (0.04)       0.53       (0.86)

      Extraordinary credits                --          --          --          1.25        2.07

      Net earnings (loss)                 (3.65)       4.16       (0.04)       1.59       (0.63)

Weighted average number
   of shares outstanding
       Basic and Diluted                 10,216       7,891       7,970       7,525       6,776

Total assets                             80,758      21,268      73,206      77,379      77,949

      Long-term debt                        978        --        50,619      34,207      34,113
      Obligations expected
          to be settled by the
          issuance of common stock        4,743        --          --          --          --
      Cash dividends                       --          --          --          --          --
______________________

(A) Earnings from continuing operations for the years ended December 31, 1999, December 31, 1998, December 31, 1997 and December 26, 1996 include realized gains of $66,000, $320,000, $2,531,000 and $5,818,000, respectively, from dispositions of Comforce common stock.

(B) Earnings from continuing operations for the year ended December 31, 1999 include compensation charges of $5,046,000 relating to stock options and compensation charges relating to stock warrants of $6,229,000.

(C) Earnings from continuing operations for the year ended December 31, 1997 includes a gain from settlement of litigation of $10,416,000, net of related legal fees and other expenses, and net related party compensation/expense reimbursement costs of $2,816,000.








(D) Earnings from discontinued operations for the year ended December 31, 1998 includes a net gain on disposition of the Bagcraft subsidiary of $35,985,000. See Note 3 to the consolidated financial statements for the year ended December 31, 1998.

(E) The loss from discontinued operations for the year ended December 28, 1995 includes a charge to operations of $6,430,000 to write off the remaining goodwill of Comforce's jewelry business effective June 29, 1995 and a provision of $1,000,000 for loss on disposal of Comforce's jewelry business. The loss from discontinued operations for the year ended December 28, 1995 includes a gain on the sale of Bagcraft's Arcar subsidiary of $8,483,000.

(F) The 1996 and 1995 extraordinary credits represent gains from net discharge of bank indebtedness.

(G) In 1997, we changed our fiscal year end to December 31. In prior years, we had operated on a 52/53 week fiscal year ending the last Thursday of December.



         Nationwide Auction Systems (Predecessor)

This table is a summary of combined selected financial data of Nationwide for the nine-month periods ended September 30, 1999 and 1998 and for each of the last four years in the period ended December 31, 1998.

                                         Nine Months Ended
                                            September 30             Year Ended December 31
                                         -----------------   -------------------------------------
                                           1999      1998      1998      1997      1996      1995
                                         -------   -------   -------   -------   -------   -------
                                                        (Unaudited in thousands)

Net revenues                             $12,181   $13,849   $19,624   $11,604   $10,017   $ 7,146

Net earnings (loss)                        1,407     1,853     2,446     1,997       808      (640)

Total assets                               8,525     5,364     6,600     2,583     4,132     2,532

Long-term debt                             3,199     2,631     2,631        20       152       115


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The  following  discussion   supplements  the  information  found  in  Entrade's
historical financial statements and related notes.

On February 23, 1999, Artra entered into a merger agreement with WorldWide Web NetworX Corporation and Entrade, at that time a 90% owned subsidiary of WorldWide. As a result of the merger agreement, Artra became a wholly-owned subsidiary of Entrade, and the shareholders of Artra became shareholders of Entrade.

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

In October 1999, we also acquired a majority interest in printeralliance.com, which was formed in 1999 to establish a buying group of independent commercial printers. printeralliance.com.'s buying group concept will offer independent commercial printers cost savings, equipment and other services as a result of the leveraged buying power of the group.

Artra significantly changed its business focus during the fourth quarter of fiscal year 1998, when it exited its single industry segment, the packaging products business, conducted by the discontinued Bagcraft subsidiary.

Our  consolidated   financial   statements  have  been  reclassified  to  report
separately the results of operations of the Bagcraft subsidiary in discontinued operations.


         Year Ended December 31, 1999  vs.  Year Ended December 31, 1998

         Continuing Operations

Revenues of $4,542,000 from continuing operations reflect the results of the e-commerce and auction businesses acquired in 1999. Accordingly, we had no revenues from continuing operations in prior years. Revenues earned in 1999 consist principally of auction fees and related revenue earned by the Nationwide subsidiary subsequent to its acquisition in October 1999. No significant revenues were earned by the Entrade's e-commerce business in 1999. The cost of revenues for 1999 represents the cost of revenues earned by the Nationwide subsidiary.

Selling, general and administrative expenses from continuing operations were $9,079,000 for the year ended December 31, 1999 as compared to $2,660,000 for the year ended December 31, 1998. The 1999 increase in selling, general and administrative expenses relates principally to businesses acquired in 1999. Selling, general and administrative expenses from continuing operations included $1,305,000 of expenses incurred by Entrade for the period from February 23, 1999 until the effective date of the merger in September, as the economic risks of ownership were assumed by Artra effective February 23, 1999. The Entrade expenses include business development costs of $280,000, payroll and related costs of $927,000 and net administrative costs of $98,000.

During the year ended December 31, 1999 we incurred a compensation charge of $5,046,000 relating to stock options. The stock option compensation charge relates to stock options granted to certain individuals employed to manage our entry into the Internet business-to-business e-commerce business and auction businesses and to stock options granted under terms of an agreement to employ our current president and chief executive officer.

Depreciation and amortization of $1,223,000 during the year ended December 31, 1999 is attributable to businesses acquired in 1999.

During the year ended December 31, 1999, we had interest expense of $532,000 as compared to interest expense of $3,450,000 during the year ended December 31, 1998. Artra used approximately $15,200,000 of the proceeds from the November 1998 sale of the assets of its Bagcraft subsidiary to pay off all of its non-trade debt obligations.

In November and December 1999 we extended the expiration dates of warrants to purchase 225,000 shares of our common stock at a price of $3.00 per share to periods ranging from April 30, 2000 to 30 days after the underlying shares of common stock have been registered for sale with the Securities and Exchange Commission. We incurred interest expense of $6,229,000 relating to the extension of these common stock warrants.

Our equity in the loss of asseTrade.com, in which we currently own a 25% interest in the Class A common stock, was $445,000.

We were  unable to  recognize  an income  tax  benefit  in  connection  with the
Company's   1999  and  1998  pre-tax  losses  due  to  the  Company's  tax  loss carryforwards and the uncertainty of future taxable income.

Our loss from continuing operations in the year ended December 31, 1999 was $19,304,000 as compared to a loss from continuing operations of $5,707,000 in the year ended December 31, 1998. During 1999, we recorded compensation charges of $5,046,000 relating to common stock options issued and interest expense charges of $6,229,000 relating to common stock warrant extensions.

         Discontinued Operations

Earnings from discontinued operations of $38,930,000 for the year ended December 31, 1998 consisted of earnings from operations of $2,945,000 at the discontinued Bagcraft subsidiary and a net gain on disposal of the Bagcraft business of $35,985,000. No income or loss relating to discontinued operations was incurred during 1999.


         Year Ended December 31, 1998  vs.  Year Ended December 31, 1997

         Continuing Operations

In November 1998, Artra sold the assets of Bagcraft, its only operating subsidiary. Accordingly, we had no revenues from continuing operations in 1998 and 1997.

Selling, general and administrative expenses from continuing operations were $2,660,000 for the year ended December 31, 1998 as compared to $5,708,000 for the year ended December 31, 1997. The 1998 decrease in selling, general and administrative expenses was attributable to the 1997 net related party compensation/expense reimbursement costs of $2,816,000. See the discussion of Peter R. Harvey advances in Note 16 to our Consolidated Financial Statements.

During the year ended December 31, 1998, we had interest expense of $3,450,000 as compared to interest expense of $6,178,000 during the year ended December 31, 1997. The 1998 decrease is attributable to the fees and costs associated with Artra's 1997 private placement of $12,850,000 of Artra promissory notes.

During 1998, some of the officers, directors and/or key employees of Artra exercised options to acquire 84,750 shares of Comforce common stock from Artra, resulting in a realized gain of $320,000. These Comforce common shares had been removed from Artra's portfolio of "available-for-sale securities" in 1996. See discussion under "Investment in Comforce Corporation" below for additional information about this transaction.

During the year ended December 31, 1997, Artra sold or otherwise disposed of 302,203 shares of Comforce common stock resulting in a realized gain of $2,531,000.

Effective December 31, 1997, Artra settled litigation relating to the acquisition of Envirodyne Industries, Inc. in 1989 by Emerald Acquisition Corp. Artra recognized a gain from the settlement agreement of $10,416,000, net of related legal fees and other expenses.

Our loss from continuing operations in the year ended December 31, 1998 was $5,707,000 as compared to earnings from continuing operations of $1,066,000 in the year ended December 31, 1998. During 1997, Artra recognized a gain from the settlement agreement of $10,416,000, net of related legal fees and other expenses. During 1998 as discussed above selling, general and administrative expenses and interest expense decreased significantly.

         Discontinued Operations

Earnings from discontinued operations of $38,930,000 for the year ended December 31, 1998 consisted of earnings from operations of $2,945,000 at the discontinued Bagcraft subsidiary and a net gain on disposal of the Bagcraft business of $35,985,000. The loss from discontinued operations of $293,000 for the year ended December 31, 1997 consisted of an operating loss at the discontinued Bagcraft subsidiary. Earnings from operations in 1998 are attributable to a significant reduction in interest expense due to the February 1998 amendment and restatement of Bagcraft's Credit Agreement and the November 1998 repayment of Bagcraft debt from the sale of the Bagcraft assets, as well as decreased depreciation and amortization expense.


 Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Our unrestricted cash and cash equivalents decreased $2,086,000 to $9,667,000 at December 31, 1999. Cash flows used by operating activities of $9,502,000 and cash flows used by investing activities of $7,860,000 exceeded cash flows from financing activities of $15,276,000. Operating activities used cash flows to fund the Company's cash losses for the year ended December 31, 1999. The net loss of $19,103,000 included a non-cash compensation charge of $5,046,000 related to stock options and a non-cash interest expense charge of $6,229,000 relating to the extension of common stock warrants. Investing activities used cash flows for our acquisitions of Nationwide, Entrade's assets and printeralliance.com. Financing activities provided cash flows from the exercise of stock options and warrants.

Our consolidated working capital decreased by $11,704,000 to a working capital deficit of $4,891,000 at December 31, 1999, as compared to consolidated working capital of $6,813,000 at December 31, 1998. We used working capital to fund operating expenses, pay liabilities of the discontinued Bagcraft subsidiary and for our acquisition of Entrade's assets, Nationwide and printeralliance.com. Our acquisition of Nationwide was funded in part by the issuance of notes payable to the selling shareholders. At December 31, 1999, current liabilities included notes payable to the Nationwide selling shareholders of $7,000,000. This use of working capital was partially offset by proceeds from the exercise of stock options and warrants and funds raised by the private placement of shares of our common stock.

         Status of Debt Agreements

         Entrade Corporate

As part of the consideration for the acquisition of Nationwide, the selling shareholders received short-term promissory notes in the principal amount of $4,800,000 and term notes in the principal amount of $14,000,000. The term notes are payable in several installments with the final payment due October 1, 2001. Interest at 8% is payable quarterly.

In January 2000, the promissory notes, net of amounts due from a selling shareholder of $139,000, plus accrued interest, were converted into 278,985 shares of Entrade common stock. Accordingly, at December 31, 1999, net amounts due on the promissory notes plus accrued interest were reclassified in the Company's consolidated balance sheet as obligations expected to be settled by the issuance of common stock. The total amount reclassified, including accrued interest, was $4,743,000.

In March 2000 we entered into an agreement with the Nationwide selling shareholders to convert the term notes with a remaining principal balance of approximately $10,500,000 into 265,621 shares of Entrade common stock. The notes originally provided for principal payments of $3,500,000 in October 2000 and $7,000,000 in October 2001. Completion of this transaction is subject to approval by our shareholders.

         Nationwide

Nationwide has a line of credit with a bank that provides for maximum borrowings of $3,000,000. Borrowings of $1,229,000 were outstanding as of December 31, 1999 and require monthly interest payments at the bank's prime rate plus 1%. At December 31, 1999, $1,771,000 was available and unused by Nationwide under the credit agreement. The line of credit expires on December 8, 2000 and is collateralized by the assets of Nationwide.

The line of credit agreement contains various restrictive covenants that among other restrictions require Nationwide to maintain minimum levels of tangible net worth, debt to net worth and profitability levels. In addition, the line of credit agreement prohibits changes in ownership of Nationwide. At December 31, 1999, Nationwide was not in compliance with several provisions of the line of credit agreement. The bank waived the conditions of non-compliance that existed at December 31, 1999 and has subsequently amended the loan agreement

In June 1999 Nationwide obtained $425,000 in notes payable in order to finance certain real estate used as an auction facility in Atlanta, Georgia. During 1998, Nationwide obtained approximately $2,735,000 in notes payable in order to purchase the real estate currently used for its Northern California auction facilities. All the notes are collateralized by the related real estate.

At December 31, 1999, current liabilities included $2,163,000 of Nationwide notes reclassified from long-term debt to currently payable. This debt obligation was obtained by Nationwide during 1998. The lender did not consent to the change in ownership relating to our acquisition of Nationwide in October 1999. In March 2000, this debt obligation was paid with funds available on Nationwide's line of credit agreement and funds from operations. Nationwide is currently negotiating with a lender to refinance the former real estate note with a long-term credit facility.

         Redeemable Preferred Stock

Under the terms of the Artra/Entrade merger, holders of Artra Series A preferred stock received 329 shares of Entrade common stock (an aggregate of 608,403 Entrade common shares) for each share of Artra Series A preferred stock.

During the fourth quarter of 1999, Entrade exchanged an aggregate of 727,145 shares of common stock for all of the outstanding shares of BCA Holdings Series A and Series B redeemable preferred stock.

As discussed in Note 17 to our consolidated financial statements, in March 2000 we raised approximately $28,500,000 in net proceeds from the sale of 30,000 shares of our Series A convertible redeemable preferred stock.


         Investment in Comforce Corporation

Artra, along with its wholly-owned Fill-Mor subsidiary, owns a significant minority interest in Comforce Corporation ("Comforce"), consisting of 1,525,500 shares or approximately 9% of the outstanding common stock of Comforce as of

December 31, 1999 with an aggregate value as of that date of $4,386,000. An attempt to sell a large number of the Comforce shares over a limited period could be expected to result in a reduction of the value of those shares.

         Plan of Operations

During 1999 Entrade entered the development stage business services business primarily through its acquisition of entrade.com, printeralliance.com and other equity interests. We also entered transaction services business through the October 1999 acquisition of Nationwide.

Entrade intends to expand these businesses in 2000 through internal growth and the acquisition of related businesses of Entrade.

In December 1999, in order to increase Entrade's ownership in asseTrade.com, a newly created wholly-owned subsidiary of Entrade agreed to merge into Positive Asset Remarketing, Inc., with the surviving corporation becoming a wholly-owned subsidiary of Entrade. Upon consummation of the merger, the aggregate outstanding shares of common stock of Positive Asset Remarketing will be converted into 900,000 shares of Entrade common stock, subject to increase to 1,000,000 shares under certain conditions of the merger agreement. Entrade will acquire Positive Asset Remarketing's only asset, an interest in the Class A common stock of asseTrade.com, which will double its current interest in asseTrade.com Class A common stock. After the merger, and assuming the full dilution of Entrade's interest (principally after conversion of preferred stock and the exercise of stock options), Entrade will hold a 29.3% interest in the Class A common stock of asseTrade.com. The merger was approved by Entrade's Board of Directors on January 3, 2000, and is subject to various conditions, including Entrade shareholder approval.

In January 2000, we entered into an agreement with three individual shareholders to acquire 15% of the issued and outstanding shares of ATM Service, Ltd., which is a licensee of entrade.com's technology, for shares of our common stock equal to the greater of 352,941 shares or that number determined by dividing $6,000,000 by the average closing price for our common stock for the five days preceding the closing date. ATM Service provides a channel for wholesale redistribution of consumer oriented goods under the name ATMCenter.com. The transaction is subject to various conditions, including Entrade shareholder approval. WorldWide Web NetworX Corporation, the majority owner of ATM Service, is currently the beneficial owner of 10.9% of the outstanding shares of Entrade common stock.

On February 10, 2000, we agreed with Associates First Capital Corporation to organize a new entity to be known as TruckCenter.com to create a business-to-business e-commerce marketplace for the sale of trucks and related services, including financing, certification, warranty and third party inspection. We will invest $3,000,000 and be the sole owner of TruckCenter.com, but Associates First Capital Corporation has an option to purchase a 50% interest. The TruckCenter.com website was launched March 23, 2000 and expects to be capable of transacting commerce during the second quarter of 2000. For the six-month period following the launch, Associates has agreed to list truck inventory on the website and not on any other website unaffiliated with Associates, and Associates will provide the ability to apply for financing services to purchasers. Entrade agreed that TruckCenter.com would list Associates' truck inventory free of any listing fee (but not free of transaction fees) during such six-month period.

On February 18, 2000, our entrade.com subsidiary entered into an agreement to acquire a 25% interest in TradeTextile.com and warrants to acquire additional equity in TradeTextile.com in exchange for $3,500,000, a warrant to acquire up to 75,000 shares of our common stock and the license to TradeTextile.com of entrade.com's software technology. If entrade.com were to exercise all warrants it also received to acquire additional equity, it would own 35% of TradeTextile.com on a fully-diluted basis. TradeTextile.com will provide business-to-business e-commerce for the trading of yarns, fabrics, garments, raw materials, chemicals, and textile quotas, initially targeting the Chinese textile industry.

On March 13, 2000, Entrade agreed with Textron Financial Corporation, ATM Services Ltd. and Safeguard Scientifics, Inc. to organize a new entity known as AssetControl.com to create a B2B e-commerce marketplace for the management and disposition of surplus industrial equipment, excess inventory and commercial real estate. Entrade has agreed to provide the venture a license to use the
Entrade technology, e-Business consulting and service resources. Textron Financial has agreed to provide the management support of its existing asset management business, the Asset Control Services division, and financial expertise, as well as accounting, tax and legal services for AssetControl.com. Entrade owns 38% of the new entity, Textron Financial owns 47%, ATM Services owns 9.5% and Safeguard Scientifics owns 5%. As part of the consideration for this agreement, Entrade issued Textron Financial Corporation a warrant to acquire up to 1,000,000 shares of Entrade common stock at an exercise price of $39.65 per share. The warrant initially vests 250,000 shares with the remaining 750,000 shares scheduled to vest based upon certain performance standards for AssetControl.com. The market value of Entrade's common stock on the date of grant of the warrants was $49.375 per share. Accordingly, we will recognize future charges to operations related to these warrants.

In March 2000 we acquired an additional equity interest in printeralliance.com for $1,000,000 in cash and now own 64% of printeralliance.com.

We have sustained significant net losses and negative cash flows from operations in 1999. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financing, bank financing, or other sources of capital. During December 1999 and January 2000, we raised $13,412,000 in net proceeds from private placements of equity. In addition, in March 2000, we raised approximately $28,500,000 in net proceeds from the sale of the Company's Series A convertible redeemable preferred stock. Management believes current working capital and other funding sources are sufficient to continue operations and achieve its business plan through March 2001. However, if we desire to expand our business operations beyond the current business plan, make additional strategic acquisitions or enter into additional joint ventures, we may require additional equity or debt financing. Additional financing may not be available to us on favorable terms. If adequate funds are not available on acceptable terms, we may not be able to continue or expand our business operations, which in the future could harm our business, results of operations and financial condition.

         Legal Proceedings

With exception of legal proceedings and claims that arise in the ordinary course of Nationwide's business, the only legal proceedings in which Entrade is presently involved relate to Artra and its subsidiaries, which are the defendants in various business-related litigation and environmental matters and product liability claims. See Note 10 to our consolidated financial statements. At December 31, 1999 and December 31, 1998, Artra had accrued current liabilities of $1,400,000 and $1,500,000, respectively, for potential business-related litigation and environmental liabilities. No liabilities were accrued for the product liability claims because no reasonable basis exists on which such claims could be quantified.

         Net Operating Loss Carryforwards

At December 31, 1999, Entrade and its subsidiaries had federal income tax loss carryforwards of approximately $14,800,000 expiring principally in the years 2012 to 2019, available to be applied against future taxable income, if any. In recent years, Artra issued shares of Artra common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code limits a corporation's utilization of its federal income tax loss carryforwards when changes in the ownership of a corporation's common stock described in the Code occurs. In the opinion of management, we are not currently subject to such limitations regarding the utilization of substantially all of our Federal income tax loss carryforwards.

Impact of Inflation and Changing Prices

Inflation has become a less significant factor in our economy; however, to the extent permitted by competition, we intend to pass increased costs to our customers by increasing our prices and fees over time.

Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. Management has not determined what impact this standard, when adopted, will have on our financial statements.

Year 2000 Compliance

The Year 2000 ("Y2K") issue refers to the inability of many computer programs and systems to process accurately dates later than December 31, 1999. Unless these programs are modified to handle the century change, they will likely interpret the Year 2000 as the year 1900. We anticipate that the Year 2000 Issue will not have a material adverse effect on our financial position or results of operations. We have not incurred any significant costs for Y2K compliance to date and do not expect to incur any significant additional costs to complete such compliance.


Nationwide Auction Systems

Results of Operations

The following table presents Nationwide's results of operations for the nine month periods ended September 30, 1999 and 1998 and the two years in the period ended December 31, 1998.

                                            Nine Months Ended
                                              September 30      Year Ended December 31
                                           -------------------    --------------------
                                              1999       1998        1998        1997
                                           --------   --------    --------    --------
                                                         (in thousands)
Net revenues                               $ 12,181   $ 13,849    $ 19,624    $ 11,604
Cost of sales                                 5,388      4,224       8,223      10,671
                                           --------   --------    --------    --------
      Gross Profit                            6,793      5,626       8,953       7,380

Operating expenses                            5,181      3,819       6,507       5,100
                                           --------   --------    --------    --------
      Earnings from operations                1,612      1,807       2,446       2,280
Interest expense (income), net                  184        (71)        (42)       (131)
Other expense (income), net                    --           (3)          3         384
                                           --------   --------    --------    --------
      Earnings before income taxes            1,881      1,428       2,485       2,027
State income taxes, all current                  21         28          39          30
                                           --------   --------    --------    --------
Net earnings (loss)                        $  1,407   $  1,853    $  2,446    $  1,997
                                           ========   ========    ========    ========


   Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

Gross auction proceeds for the nine months ended September 30, 1999 increased $16,982,000 to $70,832,000 as compared to $53,850,000 for the nine months ended September 30, 1998. In 1999, Nationwide conducted additional off-site auctions and opened new permanent facilities in Georgia and Delaware. Gross auction proceeds represent the bid price of the merchandise sold at Nationwide's auctions. Nationwide's revenues and fees earned are based upon gross auction proceeds.

Net revenues for the nine months ended September 30, 1999 decreased $1,668,000 to $12,181,000 as compared to $13,849,000 for the nine months ended September 30, 1998. Nationwide's net revenues in 1998 included approximately $3,600,000 from non-recurring sales of imported equipment. In 1999, Nationwide's net auction revenues increased due to the addition of new facilities and additional auctions.

Cost of goods sold for the nine months ended September 30, 1999 decreased $2,835,000 to $5,388,000 as compared to $8,223,000 for the nine months ended September 30, 1998. As a percentage of net revenues, cost of goods sold was 44.2% of net revenues in 1999 as compared to 59.4% of net revenues in 1998. In 1998, Nationwide earned net revenues of approximately $3,600,000 from non-recurring sales of imported equipment. The cost to purchase and transport this equipment was approximately $3,500,000. In 1999, Nationwide's direct auction costs increased due to additional auctions and the resulting increase in gross auction proceeds.

Operating expenses for the nine months ended September 30, 1999 increased $1,362,000 to $5,181,000. Nationwide incurred additional costs in 1999 to open new permanent facilities in Georgia and Delaware. Nationwide also incurred professional fees in connection with the October purchase of Nationwide by Entrade.

During the nine months ended September 30, 1999, Nationwide had net interest expense of $184,000 as compared to net interest income of $71,000 during the nine months ended September 30, 1998. In December 1998, Nationwide borrowed approximately $2,735,000 to purchase its Northern California auction facility.


         Year Ended December 31, 1998 vs. Year Ended December 31, 1997

Gross auction proceeds for the year ended December 31, 1998 increased $8,546,000 to $75,110,000 as compared to $66,564,000 for the year ended December 31, 1997. In 1998, Nationwide conducted several additional auctions at its Missouri facility opened in August 1997 and also conducted several additional auctions of construction equipment at our Northern California facility.

Net revenues for the year ended December 31, 1998 increased $8,020,000 to $19,624,000 as compared to $11,604,000 for the year ended December 31, 1997. Nationwide's net revenues in 1998 included approximately $5,700,000 from non-recurring sales of imported equipment. In 1998, Nationwide's net auction revenues increased due to an increase in gross auction proceeds as discussed above.

Cost of goods sold for the year ended December 31, 1998 increased $6,447,000 to $10,671,000 as compared to $4,224,000 for the year ended December 31, 1997. As a percentage of net revenues, cost of goods sold was 54.4% of net revenues in 1998 as compared to 36.4% of net revenues in 1997. In 1998, Nationwide earned net revenues of approximately $5,700,000 from non-recurring sales of imported equipment. The cost to purchase and transport this equipment was approximately $5,300,000. In 1998, Nationwide's direct auction costs increased due to additional auctions and the resulting increase in gross auction proceeds.

Operating expenses for the year ended December 31, 1998 increased $1,407,000 to $6,507,000. Nationwide's increased auction activities in 1998 resulted in an increase in operating expenses. Additionally, Nationwide incurred additional costs in 1998 to operate its Missouri facility opened in August 1997.

During the year ended December 31, 1998, Nationwide had net interest income of $42,000 as compared to net interest income of $131,000 during the year ended December 31, 1997. In 1998, Nationwide incurred interest costs to finance a non-recurring sale of imported equipment.

During 1997, Nationwide sold its investment in a nonperforming note receivable, resulting in a loss of $399,000 included in other expenses, net.


Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which include changes in interest rates. The Company prepared sensitivity analyses to determine the impact of a hypothetical one percentage point increase in interest rates on the Company's consolidated operating results, financial position and cash flows. Based on its sensitivity analyses at December 31, 1999, such a change in interest rates would not have a significant effect on the Company's operating results, financial position and cash flows. The Company's debt obligations primarily have fixed interest rates. The Company's investment in Comforce common stock is subject to liquidity and market price risks.


Item 8.  Financial Statements and Supplementary Data.

Financial Statements and Schedules as listed on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

Information called for by Item No. 10 of Part III is incorporated by reference to the definitive Prospectus/Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item 11.   Executive Compensation

Information called for by Item No. 11 of Part III is incorporated by reference to the definitive Prospectus/Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Information called for by Item No. 12 of Part III is incorporated by reference to the definitive Prospectus/Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

Item 13.   Certain Relationships and Related Transactions

Information called for by Item No. 13 of Part III is incorporated by reference to the definitive Prospectus/Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)      1.     Financial Statements as listed on Page F-1.
                   2.     Financial Statement Schedules as listed on Page F-1.
                   3.     Exhibits as listed on Page E-1.
                                Compensatory plans or management contracts are marked with an asterisk.

(b)      Reports on Form 8-K.

                   On October 6, 1999, the Registrant filed Form 8-K to report that the merger (the "Merger") of a wholly owned subsidiary of Entrade Inc. ("Entrade") with and into Artra Group Incorporated ("Artra") was completed. As a result of the Merger, Artra became a wholly owned subsidiary of Entrade, and Entrade's Common Stock became listed and commenced trading on the New York Stock Exchange under the symbol "ETA" on September 24, 1999.

                   On October 28, 1999, the Registrant filed Form 8-K to report that it completed its acquisition of all of the outstanding capital stock of Public Liquidation Systems, Inc. and Asset Liquidation Group, Inc., which engage in business under the name Nationwide Auction Systems ("Nationwide").

                   On December 2, 1999, the Registrant filed Form 8-K/A to amend its Form 8-K initially filed with the Commission on October 28, 1999 that reported the acquisition of Nationwide. The Form 8-K/A reported: (i) the historical financial statements of the acquired Nationwide business; and (ii) the pro forma financial information relating to the acquired Nationwide business.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        ENTRADE INC.

                                          By:      /s/ MARK F. SANTACROSE
                                               ---------------------------------
                                                       Mark F. Santacrose
                                                     President and Director
Dated:  March 29, 2000                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, in the capacities and on the dates indicated.

     /s/ JOHN HARVEY               Chairman and Director          March 29, 2000
---------------------------
       John Harvey

   /s/ PETER R. HARVEY             Vice Chairman and Director     March 29, 2000
---------------------------
     Peter R. Harvey

  /s/ MARK F. SANTACROSE           President and Director         March 29, 2000
---------------------------
    Mark F. Santacrose             Chief Executive Officer

     /s/ JOHN G. HAMM              Executive Vice President,      March 29, 2000
---------------------------        Treasurer and
       John G. Hamm                Chief Financial Officer

   /s/ EDWARD A. CELANO            Director                       March 29, 2000
---------------------------
     Edward A. Celano

   /s/ HOWARD R. CONANT            Director                       March 29, 2000
---------------------------
     Howard R. Conant

  /s/ ROBERT L. JOHNSON            Director                       March 29, 2000
---------------------------
    Robert L. Johnson

   /s/ GERARD M. KENNY             Director                       March 29, 2000
---------------------------
     Gerard M. Kenny

    /s/ ROBERT D. KOHN             Director                       March 29, 2000
---------------------------
      Robert D. Kohn

   /s/ MAYNARD K. LOUIS            Director                       March 29, 2000
---------------------------
     Maynard K. Louis

 /s/ CORY F. SCHLOSSMANN           Director                       March 29, 2000
---------------------------
   Corey F. Schlossmann

     /s/ JOHN K. TULL              Director                       March 29, 2000
---------------------------
       John K.Tull

  /s/ LAWRENCE D. LEVIN            Controller                     March 29, 2000
---------------------------
    Lawrence D. Levin

                          INDEX TO FINANCIAL STATEMENTS


On September 23, 1999, per terms of a merger agreement, Artra became a wholly-owned subsidiary of Entrade, with Artra being the surviving corporation for financial reporting purposes. Accordingly, the historical financial statements included in this Annual Report on Form 10-K for Entrade present the financial condition and results of operations and cash flows for Artra for periods presented prior to the merger.


                                                                          Page
                                                                          ----

ENTRADE INC. AND SUBSIDIARIES

    Report of Independent Accountants                                      F- 2

    Consolidated Balance Sheets as of December 31, 1999
        and December 31, 1998                                              F-3

    Consolidated Statements of Operations
        for each of the three fiscal years
        in the period ended December 31, 1999                              F-5

    Consolidated Statements of Changes in Shareholders' Equity
        for each of the three fiscal years
        in the period ended December 31, 1999                              F-6

    Consolidated Statements of Cash Flows
        for each of the three fiscal years
        in the period ended December 31, 1999                              F-8

    Notes to Consolidated Financial Statements                             F-10

    Schedules:
         Report of Independent Accountants
              on Financial Statement Schedules                             F-38


         II.      Valuation and Qualifying Accounts                        F-39

NATIONWIDE AUCTION SYSTEMS (Predecessor)

   Report of Independent Accountants                                       F-40

   Independent Auditors' Report                                            F-41

   Combined Balance Sheet as of December 31, 1998                          F-42

   Combined  Statements of Earnings and
        Retained  Earnings for the nine
        month period ended September 30, 1999 and
        for each of the two years in
        the period ended December 31, 1998                                 F-43

   Combined Statements of Cash Flows
        for the nine month period ended
        September  30, 1999 and
        for each of the two years
        in the period ended December 31, 1998                              F-44

    Notes to Combined Financial Statements                                 F-45


Schedules other than those listed are omitted as they are not applicable or required or equivalent information has been included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Entrade Inc.
Northfield, Illinois

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Entrade Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the
Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of asseTrade.com Inc., an unconsolidated affiliate accounted for using the equity method. Such investment aggregated $3,554,000 at December 31, 1999 and equity in loss of asseTrade.com Inc. was $445,000 in 1999. The financial statements of asseTrade.com Inc. were audited by other auditors whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for asseTrade.com Inc. is based solely on the report of such other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Chicago, Illinois
March 29, 2000

                          ENTRADE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                      December 31,  December 31,
                                                            1999        1998
                                                          -------     -------

                     ASSETS
Current assets:
   Cash and equivalents                                   $ 9,667     $11,753
   Restricted cash and equivalents                           --         1,045
   Receivables, less allowance for doubtful
       accounts of  $10 in 1999 and $0 in 1998                812         171
   Available-for-sale securities                            4,386       8,200
   Other                                                      461          99
                                                          -------     -------
               Total current assets                        15,326      21,268
                                                          -------     -------

Property and equipment:
    Land                                                    2,271        --
    Buildings                                               1,261        --
    Leasehold improvements                                  2,502        --
    Furniture and equipment                                 1,492        --
    Construction in progress                                   15        --
                                                          -------     -------
                                                            7,541        --
Less accumulated depreciation and amortization                178        --
                                                          -------     -------
                                                            7,363        --
                                                          -------     -------

Other assets:
    Intangibles, principally excess of cost
      over net assets acquired, net of
      accumulated amortization of $1,088                   54,394        --
    Investment in and advances to asseTrade.com             3,554        --
   Other                                                      121        --
                                                          -------     -------
                                                           58,069        --
                                                          -------     -------
                                                          $80,758     $21,268
                                                          =======     =======



The accompanying notes are an integral part of the consolidated financial statements.

                          ENTRADE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                    December 31,   December 31,
                                                        1999          1998
                                                      ---------     ---------

                        LIABILITIES
Current liabilities:
   Notes payable                                      $   1,229     $    --
   Current maturities of long-term debt,
      including amounts due to
      related parties of $7,000                           9,364          --
   Cash overdraft                                           473          --
   Accounts payable                                       1,345          --
   Accrued expenses                                       2,850           568
   Income taxes                                           1,081         1,854
   Common stock put warrants                               --           1,705
   Liabilities of discontinued operations                 3,875        10,328
                                                      ---------     ---------
               Total current liabilities                 20,217        14,455
                                                      ---------     ---------

Long-term debt                                            7,978          --
Obligations expected to be settled
    by the issuance of common stock                       4,743          --
Commitments and contingencies

Redeemable preferred stock                                 --           2,857


                SHAREHOLDERS' EQUITY
Preferred stock, $1,000 par value,
   authorized 4,000,000 shares;
   no shares issued or outstanding                         --            --
Common stock, no par value;
   authorized 40,000,000 shares;
   issued  and outstanding
   15,082,186 shares in 1999
   and 7,864,228 shares in 1998                            --            --
Additional paid-in capital                              119,539        47,336
Deferred stock compensation                              (4,929)         --
Unrealized appreciation of investments                    7,106        10,920
Accumulated deficit                                     (73,896)      (54,300)
                                                      ---------     ---------
                                                         47,820         3,956
                                                      ---------     ---------
                                                      $  80,758     $  21,268
                                                      =========     =========



The accompanying notes are an integral part of the consolidated financial statements.

                          ENTRADE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                             Years Ended December 31,
                                                                        --------------------------------
                                                                          1999        1998        1997
                                                                        --------    --------    --------

Net revenues                                                            $  4,542    $   --      $   --
                                                                        --------    --------    --------

Costs and expenses:
   Cost of revenues, exclusive of
      depreciation and amortization                                        1,759        --          --
   Selling, general and administrative,
       exclusive of $5,046,000 of
       compensation related to stock options                               9,079       2,660       5,708
   Compensation related to stock options                                   5,046        --          --
   Depreciation and amortization                                           1,223        --             7
                                                                        --------    --------    --------
                                                                          17,107       2,660       5,715
                                                                        --------    --------    --------

Operating loss                                                           (12,565)     (2,660)     (5,715)
                                                                        --------    --------    --------

Other income (expense):
   Interest expense, exclusive of
      interest expense related to stock warrants                            (532)     (3,450)     (6,178)
   Interest expense related to stock warrants                             (6,229)       --          --
   Equity in loss of asseTrade.com                                          (445)       --          --
   Realized gain on disposal of
      available-for-sale securities                                           66         320       2,531
   Litigation settlement, net                                               --          --        10,416
   Other income, net,  principally interest income                           401          83          12
                                                                        --------    --------    --------
                                                                          (6,739)     (3,047)      6,781
                                                                        --------    --------    --------

Earnings (loss) from continuing operations before income taxes           (19,304)     (5,707)      1,066
Provision for income taxes                                                  --          --          --
                                                                        --------    --------    --------
Earnings (loss) from continuing operations                               (19,304)     (5,707)      1,066
Earnings (loss) from discontinued operations, net                           --        38,930        (293)
                                                                        --------    --------    --------
Net earnings (loss)                                                      (19,304)     33,223         773
Dividends applicable to and loss on
    redemption of redeemable preferred stock                             (18,019)       (410)       (693)
Reduction of retained earnings
    applicable to redeemable common stock                                   --          --          (400)
                                                                        --------    --------    --------
Earnings (loss) applicable to common shares                             ($37,323)   $ 32,813    ($   320)
                                                                        ========    ========    ========


Per share earnings (loss) applicable to common shares:
    Basic and diluted:
       Continuing operations                                            ($  3.65)   ($  0.78)   $   --
       Discontinued operations                                              --          4.94       (0.04)
                                                                        --------    --------    --------
                 Net earnings (loss)                                    ($  3.65)   $   4.16    ($  0.04)
                                                                        ========    ========    ========

     Weighted average number of shares of common stock outstanding        10,216       7,891       7,970
                                                                        ========    ========    ========



The accompanying notes are an integral part of the consolidated financial statements.

                          ENTRADE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In thousands, except share data)




                                                                     Common Stock            Additional        Deferred
                                                                -------------------------      Paid-in           Stock
                                                                  Shares        Dollars        Capital       Compensation
                                                                -------------  ----------    ------------    --------------

Balance at December 26, 1996                                       7,617,138           -         $45,952                 -

Comprehensive income (loss):
   Net earnings                                                            -           -               -                 -
   Net decrease in unrealized appreciation of investments                  -           -               -                 -

               Comprehensive loss


Other changes in shareholders' equity:
   Common stock issued to pay liabilities                            444,717                       1,939                 -
   Net increase in receivable from
      related party, including accrued interest                            -           -               -                 -
   Exercise of stock options and warrants                             39,800           -             178                 -
   Redeemable common stock obligation
      paid by the issuance of additional common shares               115,543           -             679                 -
   Purchase of redeemable preferred stock                                  -           -              89                 -
   Redeemable preferred stock dividends                                    -           -               -                 -
   Redeemable common stock accretion                                       -           -               -                 -

               Other changes in shareholders' equity


                                                                -------------  ----------    ------------    --------------
Balance at December 31, 1997                                       8,217,198           -          48,837                 -

Comprehensive income (loss):
   Net earnings                                                            -           -                                 -
   Net decrease in unrealized appreciation of investments                  -           -               -                 -

           Comprehensive income


Other changes in shareholders' equity:
   Repurchase of common stock previously  issued
       to pay down short-term notes                                 (357,270)          -          (1,518)                -
   Net decrease in receivable from
       related party, including accrued interest                           -           -               -                 -
   Exercise of stock options                                           4,300           -              17                 -
   Redeemable preferred stock dividends                                    -           -               -                 -

           Other changes in shareholders' equity


                                                                -------------  ----------    ------------    --------------
Balance at December 31, 1998                                       7,864,228           -          47,336                 -


                         ENTRADE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                    Receivable       Accumulated                         Total
                                                                       from             Other                        Shareholders'
                                                                     Related       Comphrehensive    Accumulated        Equity
                                                                       Party           Income         Deficit          (Deficit)
                                                                    ------------   ----------------  -------------   --------------

Balance at December 26, 1996                                            ($6,468)           $25,719       ($86,793)        ($21,590)

Comprehensive income (loss):
   Net earnings                                                               -                  -            773              773
   Net decrease in unrealized appreciation of investments                     -            (10,986)             -          (10,986)
                                                                                                                     --------------
               Comprehensive loss                                                                                          (10,213)
                                                                                                                     --------------

Other changes in shareholders' equity:
   Common stock issued to pay liabilities                                     -                  -              -            1,939
   Net increase in receivable from
      related party, including accrued interest                          (6,153)                 -              -           (6,153)
   Exercise of stock options and warrants                                     -                  -              -              178
   Redeemable common stock obligation
      paid by the issuance of additional common shares                        -                  -              -              679
   Purchase of redeemable preferred stock                                     -                  -              -               89
   Redeemable preferred stock dividends                                       -                  -           (693)            (693)
   Redeemable common stock accretion                                          -                  -           (400)            (400)
                                                                                                                     --------------
               Other changes in shareholders' equity                                                                        (4,361)
                                                                                                                     --------------

                                                                    ------------   ----------------  -------------   --------------
Balance at December 31, 1997                                            (12,621)            14,733        (87,113)         (36,164)

Comprehensive income (loss):
   Net earnings                                                               -                  -         33,223           33,223
   Net decrease in unrealized appreciation of investments                     -             (3,813)             -           (3,813)
                                                                                                                     --------------
           Comprehensive income                                                                                             29,410
                                                                                                                     --------------

Other changes in shareholders' equity:
   Repurchase of common stock previously  issued
       to pay down short-term notes                                           -                  -              -           (1,518)
   Net decrease in receivable from
       related party, including accrued interest                         12,621                  -              -           12,621
   Exercise of stock options                                                  -                  -              -               17
   Redeemable preferred stock dividends                                       -                  -           (410)            (410)
                                                                                                                     --------------
           Other changes in shareholders' equity                                                                            10,710
                                                                                                                     --------------

                                                                    ------------   ----------------  -------------   --------------
Balance at December 31, 1998                                                  -             10,920        (54,300)           3,956



The accompanying notes are an integral part of the consolidated financial statements.

                          ENTRADE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In thousands, except share data)




                                                                           Common Stock            Additional        Deferred
                                                                        -----------------------      Paid-in           Stock
                                                                        Shares        Dollars        Capital       Compensation
                                                                        -----------  ----------    ------------    --------------


Balance at December 31, 1998                                             7,864,228           -          47,336                 -

Comprehensive income (loss):
   Net loss                                                                      -           -                                 -
   Net decrease in unrealized appreciation of investments                        -           -               -                 -

           Comprehensive income


Other changes in shareholders' equity:
   Exercise of warrants to purchase common stock                         1,692,289           -           7,416                 -
   Exercise of options to purchase common stock                            238,246           -           1,019                 -
   Sale of  common stock, net of selling costs                             201,875           -           6,412
   Common stock issued as consideration for Entrade assets acquired      2,100,000           -          11,513
   Common stock issued as consideration for Nationwide                   1,650,000           -          21,038
   Common stock issued in exchange for
         Artra Series A preferred stock                                    608,403           -           9,924
   Common stock issued in exchange for
         BCA Series A and B preferred stock                                727,145                      14,633
   Loss on redemption of Artra redeemable preferred stock                                               (6,775)
   Loss on redemption of BCA Holdings redeemable preferred stock                                       (10,952)
   Stock options issued and deferred stock-based compensation                                            8,200            (8,200)
   Compensation expense recognized                                                                           -             3,271
   Compensatory stock options                                                    -           -           1,841                 -
   Stock warrants extended                                                                               6,229
   Eliminate put liability for warrants exercised                                            -           1,705                 -
   Redeemable preferred stock dividends                                          -           -               -                 -

           Other changes in shareholders' equity


                                                                        -----------  ----------    ------------    --------------
Balance at December 31, 1999                                            15,082,186           -        $119,539           ($4,929)
                                                                        ===========  ==========    ============    ==============

                          ENTRADE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                             Accumulated                            Total
                                                                                Other                           Shareholders'
                                                                           Comphrehensive       Accumulated        Equity
                                                                               Income            Deficit          (Deficit)
                                                                           ----------------   ---------------   --------------


Balance at December 31, 1998                                                        10,920           (54,300)           3,956

Comprehensive income (loss):
   Net loss                                                                              -           (19,304)         (19,304)
   Net decrease in unrealized appreciation of investments                           (3,814)                -           (3,814)
                                                                                                                --------------
           Comprehensive income                                                                                       (23,118)
                                                                                                                --------------

Other changes in shareholders' equity:
   Exercise of warrants to purchase common stock                                         -                 -            7,416
   Exercise of options to purchase common stock                                          -                 -            1,019
   Sale of  common stock, net of selling costs                                                                          6,412
   Common stock issued as consideration for Entrade assets acquired                                                    11,513
   Common stock issued as consideration for Nationwide                                                                 21,038
   Common stock issued in exchange for
         Artra Series A preferred stock                                                                                 9,924
   Common stock issued in exchange for
         BCA Series A and B preferred stock                                                                            14,633
   Loss on redemption of Artra redeemable preferred stock                                                              (6,775)
   Loss on redemption of BCA Holdings redeemable preferred stock                                                      (10,952)
   Stock options issued and deferred stock-based compensation                                                               -
   Compensation expense recognized                                                                                      3,271
   Compensatory stock options                                                            -                 -            1,841
   Stock warrants extended                                                                                              6,229
   Eliminate put liability for warrants exercised                                        -                 -            1,705
   Redeemable preferred stock dividends                                                  -              (292)            (292)
                                                                                                                --------------
           Other changes in shareholders' equity                                                                       66,982
                                                                                                                --------------

                                                                           ----------------   ---------------   --------------
Balance at December 31, 1999                                                        $7,106          ($73,896)         $47,820
                                                                           ================   ===============   ==============



                          ENTRADE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)




                                                                                   Years Ended December 31,
                                                                                --------------------------------
                                                                                   1999        1998        1997
                                                                                --------    --------    --------
Cash flows from operating activities:
   Net earnings (loss)                                                          ($19,304)   $ 33,223    $    773
      Adjustments to reconcile net earnings
             to cash flows from operating activities:
         Depreciation of property, plant and equipment                               135       2,446       4,059
         Amortization of intangibles,
            principally excess of cost over net assets acquired                    1,088         272         305
         Costs related to stock options and warrants                              11,275        --          --
         Equity in loss of asseTrade.com                                             445        --          --
         Decrease  in receivable from related party                                 --           400       2,816
         Gain on disposal of discontinued operations                                --       (35,585)       --
         Amortization of other assets, principally financing costs                  --         1,121       4,754
         Gain on sale of idle machinery  and equipment                              --          --          (932)
         Litigation settlement, net                                                 --          --       (10,416)
         Gain on disposal of Comforce common stock                                   (66)       (320)     (2,531)
         Minority interest                                                          --           509       1,109
         Other, principally common stock issued as compensation                       66          21         556
     Changes in assets and  liabilities,
        net of effects of businesses
        acquire and discontinued:
          (Increase) decrease in receivables                                         696         (35)     (1,631)
          (Increase) decrease in inventories                                        --        (2,010)        132
          (Increase) decrease in other current and noncurrent assets                (164)       (456)        517
          Increase (decrease) in payables and accrued expenses                    (2,902)     (8,771)        321
          Decrease in other current and noncurrent liabilities                      (771)     (1,745)       (119)
                                                                                --------    --------    --------
Net cash flows used by operating activities                                       (9,502)    (10,930)       (287)
                                                                                --------    --------    --------

Cash flows from investing activities:
   Proceeds from disposal of Comforce common stock                                    30         170       1,821
   Proceeds from sale of Bagcraft assets                                            --        89,000        --
   (Increase) decrease in restricted cash                                          1,045      (1,045)       --
         Pre-merger Entrade loss                                                   1,305        --          --
   Purchase of Entrade assets, net of cash acquired                               (4,099)       --          --
   Acquisition of Nationwide, net of cash acquired                                (5,323)       --          --
   Acquisition of printeralliance.com                                               (550)       --          --
   Net proceeds from litigation settlement                                          --          --         9,761
   Proceeds from sale of property, plant and equipment                              --          --           537
   Investment in asseTrade.com
   Additions to property, plant and equipment                                       (240)     (2,177)     (3,066)
   (Increase) decrease  in receivable from related party                            --        (8,969)
   Acquistion of AB Specialty, net of deposit                                     (1,131)
   Proceeds from sale of  idle machinery and equipment                              --          --           932
  Other                                                                              (28)       --          --
                                                                                --------    --------    --------
Net cash flows from (used by) investing activities                                (7,860)     85,948        (115)
                                                                                --------    --------    --------



The accompanying notes are an integral part of the consolidated financial statements.

                          ENTRADE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)




                                                                                     Years Ended December 31,
                                                                                 -----------------------------------
                                                                                    1999         1998         1997
                                                                                 ---------    ---------    ---------
Cash flows from financing activities:
   Net increase (decrease) in short-term debt                                         --      ($ 15,451)   ($  1,508)
   Increase in cash overdraft                                                          473         --           --
   Proceeds from long-term borrowings                                                 --        124,077      146,891
   Reduction of long-term debt                                                         (44)    (175,019)    (133,781)
   Proceeds from exercise of stock options and warrants                              8,435           17          178
   Net proceeds from sale of common stock                                            6,412         --           --
   Repurchase of common stock previously issued
    to pay down short-term notes                                                      --         (1,518)        --
   Exercise of redeemable common stock put options                                    --           --         (3,379)
   Redemption of detachable put warrants                                              --         (1,440)      (1,728)
   Purchase of redeemable preferred stock                                             --           --           (426)
   Other                                                                                78          (25)
                                                                                 ---------    ---------    ---------
Net cash flows from (used by) financing activities                                  15,276      (69,256)       6,222
                                                                                 ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents                                    (2,086)       5,762        5,820
Cash and equivalents, beginning of year                                             11,753        5,991          171
                                                                                 ---------    ---------    ---------
Cash and equivalents, end of year                                                $   9,667    $  11,753    $   5,991
                                                                                 =========    =========    =========


Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                                                       $     101    $   6,087    $   7,058
                                                                                 =========    =========    =========

  Income taxes paid (refunded), net                                              $     771    $     189    $     177
                                                                                 =========    =========    =========

Supplemental schedule of noncash investing and financing activities:

   Acquistion of Entrade assets, Nationwide and printeralliance.com
       Fair value of assets acquired                                             $  62,520
       Acquisition liabilities and costs                                              (229)
       Notes issued to sellers                                                     (18,800)
       Common stock issued                                                         (32,551)
                                                                                 ---------
       Cash paid                                                                    10,940
       Less:  cash acquired                                                           (968)
                                                                                 ---------
                                                                                 $   9,972
                                                                                 =========

    Exchange Entrade common stock for redeemable preferred stock                 $  24,557
                                                                                 =========

    ARTRA/BCA redeemable preferred stock received as payment of
       Peter Harvey advances                                                                  $  12,787
                                                                                              =========
    Issue common stock and redeemable common stock
       to pay down current liabilities                                                                     $   1,939
                                                                                                           =========

    Issue common stock to pay redeemable common stock put obligation                                      $     679
                                                                                                           =========

    Comforce common stock given to lenders
       as additional consideration for short-term borrowings                                               $     169
                                                                                                           =========


The accompanying notes are an integral part of the consolidated financial statements.

                          ENTRADE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As discussed in Note 3, on February 23, 1999, Artra entered into an agreement with Entrade Inc. ("Entrade" or the "Company"), formerly NA Acquisition Corp., and WorldWide Web NetworX Corporation ("WorldWide") providing for the merger of a wholly-owned subsidiary of Entrade with and into Artra.

On September 22, 1999 Artra's shareholders approved the transaction and on September 23, 1999, the merger (the "Merger") was completed. As a result of the Merger, Artra became a wholly-owned subsidiary of Entrade, and Entrade's common stock became listed and commenced trading on the New York Stock Exchange under the symbol "ETA" on September 24, 1999.

Entrade is a development stage business services company specializing in the creation of electronic commerce, or "e-commerce" marketplaces.

In October 1999, Entrade completed the acquisition of all of the issued and outstanding common stock of Public Liquidations Systems, Inc. and Asset
Liquidation Group, Inc., d/b/a Nationwide Auction Systems ("Nationwide"). Nationwide, which has operated for over 20 years, is one of the nation's largest volume public auction firms in the disposition of municipality, law enforcement, corporate and utility company surplus property. In addition to vehicles and equipment, Nationwide conducts real property and jewelry auctions.

The Company has sustained significant losses and negative cash flows from operations in 1999. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financing, bank financing, or other sources of capital. During December 1999 and January 2000, the Company raised approximately $13,400,000 in net proceeds from private placements of equity. In addition, in March 2000, the Company raised approximately $28,500,000 in net proceeds from the sale of 30,000 shares of Series A convertible redeemable preferred stock. Management believes current working capital and other funding sources are sufficient to continue operations and achieve its business plan through March 2001.

In 1997, the Company changed its fiscal year end to December 31. The Company had operated on a 52/53 week fiscal year ending the last Thursday of December.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany accounts and transactions are eliminated. The Company's investment in asseTrade.com (25% of assetTrade.com Class A common stock owned at December 31, 1999) is accounted for on the equity method. The Company accounts for its investment in Pricecontainer.com (15% owned at December 31, 1999) on the cost method.

B.    Cash Equivalents/Restricted Cash

Short-term investments with a maturity of less than ninety days at the date of purchase are considered cash equivalents. The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to the short duration of these assets.

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


At December 31, 1998, restricted cash represents amounts deposited in escrow accounts to pay certain Bagcraft liabilities retained by Artra. These accounts were established in accordance with provisions of the agreement to sell the assets of the discontinued Bagcraft subsidiary discussed in Note 3.

C.   Property, Plant and Equipment

Property, plant and equipment is stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred and expenditures for major renovations are capitalized. Depreciation is computed on the basis of estimated useful lives principally by the straight-line method for financial statement purposes and principally by accelerated methods for tax purposes. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the period covered by the lease.

The costs of property retired or otherwise disposed of are applied against the related accumulated depreciation to the extent thereof, and any profit or loss on the disposition is recognized in earnings.

D.   Financial Instruments

The fair value of cash and cash equivalents approximates the carrying value of these assets due to the short duration of these assets. The fair value of the Company's debt was estimated to be the carrying value of these liabilities based upon borrowing rates currently available to the Company for borrowings with similar terms.

E.   Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located primarily in the U.S. and are denominated in U.S. dollars. During each of the periods presented, no one customer accounted for more than 10% of net accounts receivable. During 1999, the Company had one customer that accounted for approximately 14% of total net revenues.

F.    Investments in Equity Securities

The Company's investment in Comforce Corporation ("Comforce", see Note 5) common stock is classified in current assets as available-for-sale securities and stated at fair value in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are included in a separate component of shareholders' equity (deficit) until realized. The investment in Comforce common stock is subject to liquidity and market price risks.

G.    Intangible Assets

The net assets of a purchased business are recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of net assets acquired (goodwill) is reflected as intangible assets and amortized on a straight-line basis principally over 20 years. Technology and intellectual property acquired for the conduct of the Company's development stage business services e-commerce business is being amortized on a straight-line basis over 5 years.

The Company reviews the carrying value of its intangible assets, including goodwill related to business enterprises, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". The pronouncement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


without interest charges) expected to result from the use or sale of the asset and its eventual disposition to the carrying amount of the asset. If an asset is deemed to be impaired it is adjusted to fair value.

H.    Environmental Matters

The Company expenses environmental expenditures related to past operations from which no current benefit is discernable. The Company determines its liability on a site by site basis and has records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers. The Company's estimated liability for environmental matters relates to and is included in liabilities of discontinued operations in the Company's consolidated financial statements.

I.    Revenue

Entrade is also creating and building business-to-business e-commerce markets in select industries, in some instances through joint ventures with established companies within those industries. In these joint ventures, Entrade receives an equity position in exchange for its contributions of technology, capital, and management resources. In such transactions revenues are expected to be generated from licensing fees and transaction fees.

Entrade is creating businesses in fragmented industries to negotiate rebates and volume discounts from key industry suppliers for small to mid-size companies. The Internet is utilized to deliver enhanced web-based services to provide electronic industry-specific malls for vendors and participants. Entrade also receives an equity position in exchange for its contributions and collects a percentage of the volume rebates and takes a transaction fee on transactions conducted utilizing its e-commerce technology. Entrade also licenses its technology both for the creation of joint ventures and for direct use by individual companies. E-commerce related revenues were not significant during the year ended December 31, 1999.

Nationwide's primary revenue is comprised of consignor commissions and buyer's premiums. Consignor commissions are fees paid by the consignor to Nationwide for selling the consignor's merchandise. Consignor fees are negotiated with each consignor. Buyer's premiums are fees paid by a successful bidder to Nationwide, are based on the sales price of the merchandise and are added on to the purchase price. Buyer's premiums are not negotiable; however, not all consignors allow Nationwide to charge a buyer's premium. Auction related fees are recognized on the date merchandise is sold.

J.   Income Taxes

Income taxes are accounted for as prescribed in SFAS No. 109 "Accounting for Income Taxes". Under the asset and liability method of Statement No. 109, the Company recognizes the amount of income taxes payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled.

K.       Use of Estimates In Preparation of Financial Statements

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


L.     Stock-Based Compensation

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The pronouncement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. The Company did not adopt the new fair value accounting, but instead chose to comply with the disclosure requirements of SFAS No. 123.

As permitted by SFAS No. 123, the Company measures employee and director compensation cost in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no accounting recognition is given to stock options issued to employees and directors that are granted at fair market value until they are exercised. During 1999, the Company issued options to certain employees at prices below fair market value on the date of grant. The Company is recognizing compensation expense over the applicable vesting periods for the excess of fair market value at the date of grant over the option price.

M.     Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in general-purpose financial statements.

N.      Product Development Costs

Product development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's Web sites. To date product development costs have been expensed as incurred. The software development cost components of product development costs are required to be capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. To date, completion of a working model of the Company's products and the date of general release have substantially coincided. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Additionally, development costs associated with providing content for the Company's Web sites are expensed as incurred.

O.    Segment Information

The Company has adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segment. At December 31, 1999, Entrade's two reportable segments consist of development stage business services provided principally by our e-commerce marketplaces and the transaction services business conducted principally by the Nationwide subsidiary.

P.     Earnings Per Share

The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share". The pronouncement specifies the computation, presentati on, and disclosure requirements for earnings per share.

Q.     Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. Management has not determined what impact this standard, when adopted, will have on the Company's financial statements.

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3.       CHANGE OF BUSINESS

                  Entrade

On February 23, 1999, Artra entered into an Agreement and Plan of Merger (the "Merger Agreement") with Entrade, WorldWide, and WWWX Merger Subsidiary, Inc. ("Merger Sub"), a wholly-owned subsidiary of Entrade. Terms of the acquisition agreement required the Merger Sub to merge into Artra (the "Merger"), with Artra being the surviving corporation for financial reporting purposes.

On September 22, 1999 Artra's shareholders approved the transaction and on September 23, 1999, the Merger was completed. As a result of the Merger, Artra became a wholly-owned subsidiary of Entrade, and the common shareholders of Artra became holders of 83% of the common stock of Entrade. Under the terms of the merger agreement, the Artra common shareholders received one share of Entrade no par common stock in exchange for each share of Artra no par common stock. All stock options and warrants issued by Artra and outstanding on the closing date of the merger were converted on a one for one basis into Entrade stock options and warrants. For financial reporting purposes, the transaction has been treated as a recapitalization of Artra with Artra as the acquirer. All shareholders' equity and share information has been restated to reflect this recapitalization. Entrade's common stock became listed and commenced trading on the New York Stock Exchange under the symbol "ETA" on September 24, 1999.

Entrade owns all of the outstanding capital stock of entrade.com and currently owns 25% of the Class A common stock of asseTrade.com. entrade.com is an Internet business-to-business e-commerce technology subsidiary of Entrade Inc. seeking to provide asset disposition technology solutions for target markets. asseTrade.com provides business-to-business online services that facilitate the remarketing of industrial machinery, equipment and parts. These services enhance the current operation of asset recovery teams and procurement groups of industrial companies.

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

The acquisition has been accounted for as a purchase. The operating results of Entrade have been included in the Company's consolidated financial statements since the effective date of acquisition. However, Entrade losses for the period from February 23, 1999 until the effective date of the merger in September 1999 have been reflected in the Company's consolidated financial statements as the economic risks of ownership were assumed by Artra effective February 23, 1999. The amount of the purchase price allocated to intangible assets acquired of approximately $10 million is being amortized over five years.

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


WorldWide, which holds 1,800,000 shares of Entrade common stock, is subject to a lockup under the merger agreement for sales or transfers of its Entrade shares until the first anniversary after the closing of the merger, subject to exceptions for pledges or the distribution of up to 25% of the Entrade shares to WorldWide's shareholders. Subject to the lockup provision applicable to WorldWide, WorldWide shareholders that receive the distribution may utilize Rule 144 to sell shares.


         Nationwide

In October 1999, Entrade completed the acquisition of all of the issued and outstanding common stock of Public Liquidations Systems, Inc. and Asset
Liquidation Group, Inc., d/b/a Nationwide Auction Systems ("Nationwide"). Nationwide, which has operated for over 20 years, is one of the nation's largest volume public auction firms in the disposition of municipality, law enforcement, corporate and utility company surplus property.

In addition to vehicles and equipment, Nationwide conducts real property and jewelry auctions. Nationwide conducts the auctions at its facilities or at off-site locations. Nationwide has six auction facilities located in California, Missouri, Delaware, New Mexico and Georgia.

The consideration paid for Nationwide consisted of cash of $6,000,000; 1,570,000 shares of Entrade common stock; short-term promissory notes (the "Notes") in the principal amount of $4,800,000; and promissory notes (the "Term Notes") in the principal amount of $14,000,000, maturing October 1, 2001. The Notes and the Term Notes provided for interest at an annual rate of 8%. Entrade paid the cash portion of the purchase price out of its existing cash assets. Entrade also issued 80,000 shares of Entrade common stock in payment of fees to its agent in connection with the closing of the transaction.

The acquisition has been accounted for as a purchase. The operating results of Nationwide have been included in the Company's consolidated financial statements since the effective date of acquisition. The amount of the purchase price allocated to intangible assets acquired, principally goodwill, of approximately $45 million is being amortized over 20 years.

Holders of approximately 1,570,000 shares of common stock that were issued in the Nationwide acquisition are prohibited from selling more than 500,000 shares until May 31, 2000, subject to adjustment in certain circumstances.

         printeralliance.com

Effective October 4, 1999, Entrade acquired all of the Series A Preferred Stock of printeralliance.com for cash of $500,000. The cash payment was funded out of Entrade's existing cash assets. A privately-owned e-commerce company, printeralliance.com. was formed in 1999 to establish a buying group of independent commercial printers. printeralliance.com.'s buying group concept will offer independent commercial printers cost savings, equipment and other services as a result of the leveraged buying power of the group. The preferred shares acquired by Entrade are convertible into a 61% common stock ownership interest in printeralliance.com at the option of Entrade. Accordingly, the acquisition has been accounted for as a purchase and the operating results of printeralliance.com have been included in the Company's consolidated financial statements since the effective date of acquisition. The amount of the purchase price allocated to intangible assets acquired is being amortized over five years.

         Other

In October 1999, entrade.com licensed its technology to Pricecontainer.com in return for a 15% ownership interest. Pricecontainer.com is establishing itself as an on-line reservation system for excess oceanic container shipping capacities. Pricecontainer.com is developing business with an established foreign global trading company. The Company accounts for its investment in Pricecontainer.com on the cost method.

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


utiliparts.com is being developed as an operating unit and is owned 80% by entrade.com and 20% by asseTrade.com. utiliparts.com's purpose is to develop and utilize entrade.com's e-commerce software to provide asset recovery and internal inventory management services for the utility industry. In addition to services provided through its website, utiliparts.com will provide related services in asset evaluation, asset cataloging and the off-line sale or auction of surplus equipment.

The following unaudited pro forma information (in thousands, except per share amounts) presents a summary of the results of operations of the Company as if the acquisition of Nationwide and the merger with Entrade had been completed as of January 1, 1998. There were no operations and no revenues related to the assets the Company acquired in February 1999 to develop its entry into the Internet business-to-business e-commerce business. These assets consisted of assets acquired by the entrade.com subsidiary and an equity interest in asseTrade.com.

asseTrade.com had no operations and no revenues when the initial 25% interest in its Class A common stock was acquired by the Company in February 1999. Accordingly, no pro forma results of operations are presented for the Internet business-to-business e-commerce business for the year ended December 31, 1998, as in the opinion of management this information would not be meaningful.



                                                 Year Ended       Year Ended
                                                December 31,     December 31,
                                                     1999             1998
                                                 ----------       ----------

Net sales                                        $   17,318       $   19,624
                                                 ==========       ==========

Loss from continuing operations
                                                 $  (22,775)      $   (9,028)
                                                 ==========       ==========

Net earnings (loss)                              $  (22,775)      $   29,902
                                                 ==========       ==========

Basic and diluted net loss per common share:
     Continuing operations                       $    (3.15)      $     (.79)
                                                 ==========       ==========

      Net earnings (loss)                        $    (3.15)      $     2.47
                                                 ==========       ==========


These unaudited pro forma results include certain adjustments, such as additional amortization expense primarily related to intangible assets, interest expense on notes payable to Nationwide selling shareholders and compensation related to stock options issued to certain employees of acquired companies. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1998, or of future results of operations.

         Bagcraft

Effective August 26, 1998, Artra and its wholly-owned subsidiary BCA Holdings, Inc. ("BCA", the parent of Bagcraft), agreed to sell the business assets of Bagcraft. Additionally, the buyer agreed to assume certain Bagcraft liabilities. The transaction was completed on November 20, 1998 and Artra received gross consideration of approximately $88,100,000 in cash. The disposition of the Bagcraft business resulted in a net gain of $35,985,000.

A substantial portion of the cash proceeds received from the Bagcraft disposition was used to retire or otherwise settle certain Bagcraft debt obligations. After the disposition of certain Bagcraft obligations noted above, Artra received net proceeds of approximately $28,000,000 from the sale of Bagcraft. Artra used approximately $15,200,000 of these net proceeds to retire its debt obligations. Artra used the remainder of the proceeds for working capital and to participate in new business opportunities.

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         AB Specialty

Effective January 2, 1997, Bagcraft purchased the business assets, subject to buyer's assumption of certain liabilities, of AB Specialty Holding Company, Inc. ("AB") for consideration consisting of cash of approximately $2.3 million. The purchased assets consisted principally of plant and equipment of approximately $1.3 million and inventory of approximately $1.1 million. The acquisition of AB, funded through borrowings under Bagcraft's Credit Agreement, was accounted for by the purchase method and, accordingly, the assets and liabilities of AB were included in the Company's financial statements at their estimated fair market value at the date of acquisition. The business and related assets of AB were part of the Bagcraft disposition.

The Company's consolidated financial statements have been reclassified to report separately the results of operations of Bagcraft. The operating results (in thousands) for fiscal years 1998 and 1997 of the discontinued Bagcraft subsidiary and net gain on disposal consist of:

                                                  1998         1997
                                               ---------    ---------

Net sales                                      $ 111,342    $ 125,027
                                               =========    =========


Earnings from operations before income taxes
     and minority interest                     $   3,534    $     797

(Provision) credit for income taxeS                  (80)          19

Minority interest                                   (509)      (1,109)
                                               ---------    ---------
Earnings (loss) from operations                    2,945         (293)
                                               ---------    ---------

Gain on sale of Bagcraft subsidiary               37,505         --

Provision for income taxes                        (1,520)        --
                                               ---------    ---------
Gain on disposal of business                      35,985         --
                                               ---------    ---------


Earnings (loss) from discontinued operations   $  38,930    $    (293)
                                               =========    =========

Liabilities of discontinued operations at December 31, 1999 and 1998 of $3,875,000 and $10,328,000, respectively, include redeemable preferred stock issues (see Note 8), contractual obligations, environmental matters and other future estimated costs for various discontinued operations. Additionally, liabilities of discontinued operations at December 31, 1998 include an adjustment to the sales price of the Bagcraft business of approximately $900,000.

4.            INVESTMENT IN asseTrade.com

On February 23, 1999, Entrade acquired 25% of the shares of Class A voting common stock of asseTrade.com, a provider of business-to-business online services that facilitate the remarketing of industrial machinery, equipment and parts.

In September 1999, asseTrade.com entered into an agreement to sell to Internet Capital Group, Inc., 12,669,520 shares of its Series A convertible preferred stock for $11,500,000. Upon completion of the transaction, and assuming the conversion of the asseTrade.com Series A preferred stock into Class A common stock of asseTrade.com and the issuance of stock options for 7,500,000 shares of Class A common stock that asseTrade.com

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


is authorized to issue, Internet Capital Group would hold a 25.25% interest in the Class A common stock of asseTrade.com. In September 1999, Internet Capital Group funded $5,750,000 of its $11,500,000 equity investment in asseTrade.com and the balance of the investment in January 2000.

On January 3, 2000, Entrade's Board of Directors approved a merger agreement between a newly-formed merger subsidiary of Entrade with Positive Asset Remarketing, Inc. As a result of the merger, Positive Asset Remarketing will become a wholly owned subsidiary of Entrade, and the shareholders of Positive Asset Remarketing will receive 900,000 shares of Entrade's common stock (subject to an increase to 1,000,000 shares in certain circumstances) in exchange for their shares in Positive Asset Remarketing. Entrade will acquire Positive Asset Remarketing's only asset, an interest in the Class A common stock of asseTrade.com, which will double our current interest in asseTrade.com. Class A common stock. After the merger, and assuming the full dilution of Entrade's interest (principally after conversion of preferred stock and the exercise of stock options), Entrade will hold a 29.3% interest in the Class A common stock of asseTrade.com. The owners of Positive Asset Remarketing include a director of Entrade who is also an officer of both entrade.com and asseTrade.com, as well as two other officers of entrade.com. The transaction is subject to the approval of Entrade's shareholders.

Summarized financial data for asseTrade.com at December 31, 1999 (in thousands) is as follows:


               Revenues                            $  --
                                                   =======
               Operating loss                      $(1,831)
                                                   =======
               Net loss                            $(1,778)
                                                   =======

               Current assets                      $ 4,719
               Noncurrent assets                       283
                                                   -------
                                                   $ 5,002
                                                   =======

               Current liabilities                 $   869
               Noncurrent liabilities                 --
               Redeemable preferred stock            5,750
               Shareholders' deficit                (1,617)
                                                   -------
                                                   $ 5,002
                                                   =======


5.            INVESTMENT IN COMFORCE CORPORATION

At December 31, 1999 and 1998 the Company's investment in Comforce Corporation ("Comforce"), 1,525,500 shares, currently a common stock ownership interest of approximately 9%, was classified in the Company's consolidated balance sheet in current assets as "Available-for-sale securities." At December 31, 1999 and 1998 the gross unrealized gain relating to Artra's investment in Comforce, reflected as a separate component of shareholders' equity, was $7,106,000 and $10,920,000, respectively. The investment in Comforce common stock is subject to liquidity and market price risks. An attempt to sell a large number of the Comforce shares over a limited period could be expected to result in a reduction of the value of those shares.

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



In January 1996, Artra's board of directors approved the sale of 200,000 of Artra's Comforce common shares to some of the officers, directors and key employees of Artra for non-interest bearing notes totaling $400,000. The notes are collateralized by the related Comforce common shares. Additionally, the noteholders have the right to put their Comforce shares back to Artra in full payment of the balance of their notes.

Artra had concluded that, for reporting purposes, it had effectively granted options to those officers, directors andkey employees to acquire 200,000 of Artra's Comforce common shares. Accordingly, in January 1996, these 200,000 Comforce common shares were removed from Artra's portfolio of "available-for-sale securities" and were classified in its consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options.

The disposition of these 200,000 Comforce common shares resulted in a gain that was deferred and will not be recognized in Artra's financial statements until the options to purchase these 200,000 Comforce common shares are exercised. Prior to the fourth quarter of 1997, no options to acquire any of the 200,000 Comforce common shares had been exercised. During the fourth quarter of 1997, options to acquire 59,500 of these Comforce common shares were exercised resulting in a realized gain of $225,000. During 1998, options to acquire 84,750 of these Comforce common shares were exercised resulting in a realized gain of $320,000. During 1999, options to acquire 20,000 of these Comforce common shares were exercised resulting in a realized gain of $66,000.

At December 31, 1999 and December 31, 1998, options to acquire 37,250 and 57,250 Comforce common shares, respectively, remained unexercised and were classified in the Company's consolidated balance sheet as other receivables with aggregate values of $73,000 and $103,000 based upon the value of proceeds to be received upon future exercise of the options.

During 1997, Artra sold 219,203 shares of Comforce common stock in the market, with the net proceeds of approximately $1,700,000 used for working capital. During 1997, a lender received 25,000 Comforce common shares held by Artra as additional consideration for a short-term loan. The disposition of these 244,203 shares Comforce common stock resulted in realized gains of $2,306,000 during the year ended December 31, 1997, with cost determined by average cost.

6.       NOTES PAYABLE

Notes payable at December 31, 1999 (in thousands) consist of:

         Amounts due to related parties:
              Entrade 8% term notes due to
              Nationwide selling shareholders, net          $ 4,661
         Nationwide bank line of credit,
              interest at the prime rate plus 1%              1,229
                                                            -------
                                                              5,890
         Less amounts reclassified to
              obligations expected to be settled
              by the issuance of common stock                (4,661)
                                                            -------
                                                            $ 1,229
                                                            =======

In January 2000, the promissory notes, net of amounts due from a selling shareholder of $139,000, plus accrued interest, were converted into 278,985 shares of Entrade common stock. Accordingly, at December 31, 1999, net

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



amounts due on the promissory notes plus accrued interest were reclassified in the Company's consolidated balance sheet as obligations expected to be settled by the issuance of common stock. The total amount reclassified, including accrued interest, was $4,743,000.

The holder of promissory notes with a with a principal balance of approximately $4,181,000, net of amounts due from the noteholder of $139,000, is the beneficial owner of approximately 9% of the outstanding shares of Entrade common stock at January 31, 2000. The holder of promissory notes with a principal balance of $480,000 is a director of the company and is the Chief Executive Officer of Nationwide.

Nationwide has a line of credit with a bank that provides for maximum borrowings of $3,000,000. Borrowings of $1,229,000 were outstanding as of December 31, 1999 and require monthly interest payments at the bank's prime rate plus 1% (9.5% at December 31, 1999). At December 31, 1999, $1,771,000 was available and unused by Nationwide under the credit agreement. The line of credit expires on December 8, 2000 and is collateralized by the assets of Nationwide.

The line of credit agreement contains various restrictive covenants that among other restrictions require Nationwide to maintain minimum levels of tangible net worth, debt to net worth and profitability levels. In addition, the line of credit agreement prohibits changes in ownership of Nationwide. At December 31, 1999, Nationwide was not in compliance with several provisions of line of credit agreement. The bank waived the conditions of non-compliance that existed at December 31, 1999 and has subsequently amended the loan agreement.

7.       LONG-TERM DEBT

     Long-term debt at December 31, 1999 (in thousands) consists of:

         Entrade:
            Amounts due to related parties:
                Entrade 8% term notes due
                to Nationwide selling shareholders                  $ 14,000

         Nationwide:
            Note payable, due January 1, 2009, interest at
                8%, collateralized by real estate                      2,194
            Note payable, due January 1, 2004, interest at
                8.25%, collateralized by real estate                     435
            Note payable, due July 15, 2004, interest at
                8.45%, collateralized by real estate,                    419
            Obligations under capital leases, interest at
                10.20%, collateralized by property,
                plant and equipment                                      294
                                                                    --------
                                                                      17,342
                 Current scheduled maturities                         (7,201)
                 Long-term debt reclassified as currently payable     (2,163)
                                                                    --------
                                                                    $  7,978
                                                                    ========

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


       Entrade

As part of the consideration for the acquisition of Nationwide, the selling shareholders received term notes in the principal amount of $14,000,000. The term notes are payable in several installments with the final payment due October 1, 2001. Interest at 8% is payable quarterly. The holder of term notes with a principal balance of $12,600,000 is the beneficial owner of approximately 9% of the outstanding shares of Entrade common stock at January 31, 1999. The holder of promissory notes with a principal balance of $1,400,000 is a director of the company and is the Chief Executive Officer of Nationwide.

In March 2000 the Company entered into an agreement with the Nationwide selling shareholders to convert the term notes with a remaining principal balance of approximately $10,500,000 into 265,621 shares of Entrade common stock. The notes originally provided for principal payments of $3,500,000 in October 2000 and $7,000,000 in October 2001. Completion of this transaction is subject to approval by the Company's shareholders.

         Nationwide

In June 1999, Nationwide obtained $425,000 in notes payable in order to finance certain real estate used as an auction facility in Atlanta, Georgia. During 1998, Nationwide issued approximately $2,735,000 in notes payable in order to purchase the real estate currently used for its Northern California auction facilities. All the notes are collateralized by the related real estate.

At December 31, 1999, current liabilities included $2,163,000 of Nationwide notes reclassified from long-term debt to currently payable. This debt obligation was incurred by Nationwide during 1998. The lender did not consent to the change in ownership relating to our acquisition of Nationwide in October 1999. In March 2000 this debt obligation was paid with funds available on Nationwide's line of credit agreement and funds from operations. Nationwide is currently negotiating with a lender to refinance the former real estate note with a long-term credit facility.

At December 31, 1999 the aggregate amount of yearly maturities of long-term debt (in thousands) are:


              Year
              2000                           $9,364
              2001                            7,187
              2002                              209
              2003                              221
              2004                              361
                                          ---------
                                           $ 17,342
                                          =========


8.       REDEEMABLE PREFERRED STOCK

         Artra

In March 1990, Artra issued 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000 as partial consideration for the acquisition of the former Bagcraft subsidiary.

At  December  31,  1998,  1,849.34  shares  of  Series A  Preferred  Stock  were outstanding with a carrying value of $2,857,000, including accumulated dividends, net of unamortized discount of $239,000. The Series A Preferred Stock

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



accrued dividends at the rate of 6% per annum and was redeemable by Artra on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,246,000 ($674 per share) were accrued at December 31, 1998.

Under the terms of the Artra/Entrade merger, as discussed in Note 2, holders of Artra Series A preferred stock received 329 shares of Entrade common stock (an aggregate of 608,403 Entrade common shares) for each share of Artra Series A preferred stock. The Entrade common stock issued, valued at $9,924,000 (based upon the closing market price of Entrade common stock on the New York Stock Exchange on September 23, 1999 of $16-5/16), exceeded the carrying value of the Artra Series A preferred stock of $3,149,000, resulting in a loss on redemption of redeemable preferredstock of $6,775,000. This loss was reflected in the Company's consolidated financial statements as a direct charge to paid-in capital.

         BCA Holdings/Bagcraft

At September 30, 1999, liabilities of discontinued operations included BCA Series A and Series B redeemable preferred shares with aggregate carrying values of $3,681,000.

In October 1999, the Company's board of directors approved an offer to exchange shares of Entrade common stock for the BCA Series A preferred stock and the BCA Series B preferred stock. During the fourth quarter of 1999, Entrade exchanged an aggregate of 727,145 shares of common stock for all of the outstanding shares of BCA Holdings Series A and Series B redeemable preferred stock. The Entrade common stock issued, valued at $14,633,000 (based upon the closing market price of Entrade common stock on the New York Stock Exchange on the respective dates the exchanged shares were tendered), exceeded the carrying value of the BCA Series A preferred stock and the BCA Series B preferred stock of $3,681,000, resulting in a loss on redemption of redeemable preferred stock of $10,952,000. This loss was reflected in the Company's consolidated financial statements as a direct charge to paid-in capital.

At December 31, 1999 and December 31, 1998, liabilities of discontinued operations included 8,650 shares of Bagcraft 13.5% cumulative, redeemable preferred stock (liquidation preference equal to $100 per share), including accumulated dividends of $1,315,000.

9.       STOCK OPTIONS AND WARRANTS

         Stock Option Plans

The Company has stock option plans that provide for the granting of either incentive or non-qualified stock options to officers, key employees and non-employee members of the Company's Board of Directors. A summary of stock option plans is as follows:

         The 1985 and 1996 Option Plans

The Restated 1985 Stock Option Plan and 1996 Stock Option Plan provide for the grant of options to purchase Entrade common stock that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code and non-qualified options to key employees and non-employee directors of Entrade, its subsidiaries and affiliated entities.

As of December 31, 1999, Entrade had outstanding options to purchase an aggregate of 252,403 shares of Entrade common stock granted to Entrade's employees under the 1985 Plan at exercise prices of $3.65 and $3.75. All of the options granted under the 1985 Plan are fully vested and expire on either December19, 2000, September 19, 2001 or January 8, 2003. The 1985 Plan will remain in effect until all options granted under the 1985 Plan have been satisfied by the issuance of shares or the expiration of the outstanding options, but no new options may be granted under the 1985 Plan.

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


As of December 31, 1999, Entrade had outstanding options to purchase an aggregate of 1,855,351 shares of Entrade common stock under the 1996 Plan at exercise prices ranging from $4.75 to $22.3125 per share. An aggregate of 39,000 shares of Entrade common stock remain available for grant under the 1996 Plan as of December 31, 1999.

         The 1996 Disinterested Directors Stock Option Plan

As of December 31, 1999, Entrade had outstanding nonqualified options to purchase an aggregate of 85,000 shares of Entrade common stock granted to directors under the 1996 Disinterested Directors Plan at exercise prices of $3.125 to $5.375 per share.


An aggregate of 100,000 shares of Entrade common stock remain available for grant under the 1996 Disinterested Director Plan as of December 31, 1999.

         The 1999 Non-Qualified Stock Option Plan

As of December 31, 1999, Entrade had outstanding options to purchase an aggregate of 1,600,000 shares of Entrade common stock issued to four current employees of entrade.com under the 1999 Non-Qualified Plan at an exercise price of $2.75 per share. The options become exercisable in three equal installments on December 1, 1999, February 18, 2000 and February 18, 2001 and expire on February 23, 2009. The market value of the Company's common stock on the date of grant of the options was $5.8125 per share, resulting in deferred compensation of $4,900,000 associated with the granting of these options. The deferred compensation is being amortized over the vesting period of these options. Accordingly, during the year ended December 31, 1999, the Company recognized compensation expense of approximately $2,996,000 related to these stock options.

         The 1999 Stock Option Plan For Non-Executive Employees

In October 1999, the Company's board of directors adopted the 1999 Nonqualified Stock Option Plan For Non-Executive Officer Employees (the "1999 Plan"). The 1999 Plan originally reserved 1,000,000 shares of the Company's common stock for the granting of options. In January 2000, the Company's board of directors amended the 1999 Plan to increase the number of shares of the Company's common stock reserved for the granting of options under the plan to 2,000,000.

As of December 31, 1999, Entrade had outstanding nonqualified options to purchase an aggregate of 675,000 shares of its common stock granted to employees under the 1999 Stock Option Plan For Non-Executive Employees at an exercise prices of $9.00 to $37.00 per share. The market value of the Company's common stock on the date of grant of options to acquire 550,000 shares of the Company's common stock at an exercise price of $9.00 per share was $15.00 per share, resulting in deferred compensation of $3,300,000 associated with the grant of these options. The deferred compensation is being amortized over the vesting period of these options. During the year ended December 31, 1999, the Company recognized compensation expense of approximately $275,000 related to certain of these stock options.

         Other Option Grants

On June 28, 1999, Artra's board of directors entered into a three-year employment agreement with Mark F. Santacrose, under which Mr. Santacrose agreed to become the President and Chief Executive Officer of the Company. In connection with such employment, Mr. Santacrose received an option to purchase 200,000 shares of the Company's common stock at an exercise price of $10.00 per share (exercisable immediately) and 100,000 shares of the Company's common stock at an exercise price of $12.875 per share (exercisable commencing June 28, 2000). The market value of the Company's common stock on the date of grant of the options was $12.875 per share. Accordingly, during 1999, the Company recognized compensation expense of $575,000 related to these stock options.

In October 1999, Entrade entered into an employment agreement with an individual to serve as the chief executive officer of Nationwide. The initial term of the employment agreement is three years. In connection with such

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




employment, this individual was issued a nonqualified stock option for the purchase of 200,000 shares of Entrade Common Stock at an exercise price of $9.00 per share. The option became exercisable in full on the date of the closing of the Nationwide acquisition. The market value of the Company's common stock on the date of grant of the options was $15.00 per share. Accordingly, during 1999, the Company recognized compensation expense of $1,200,000 related to these stock options.

Effective for the fiscal year ending December 26, 1996, the Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In 1998 all stock options were granted at exercise prices equal to fair market value of the common stock at the date of grant and, accordingly, no compensation expense was recognized in connection with the Company's stock option plans. As discussed above, in 1999 certainstock options were granted at exercise prices less than fair market value of the common stock at the date of grant. Compensation cost was recognized in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company is recognizing compensation expense over the applicable vesting periods for the excess of fair market value of the common stock at the date of grant over the option price. Had compensation cost for the Company's stock option plan been determined based on the fair value of the option on the date of grant for awards in 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's earnings applicable to common shares would have been reduced to the pro forma amounts indicated below:


                                                   Year Ended December 31, 1999    Year Ended December 31, 1998
                                                   ----------------------------    -----------------------

                                                     Pro forma      As Reported     Pro forma   As Reported
                                                   ------------    ------------    ----------    ----------
                                                         (in thousands, except per share data)

      Earnings (loss) applicable to common shares:
                  Continuing operations              $  (37,282)  $   (50,136)   $   (6,117)   $   (6,216)
                  Discontinued operations                  --            --          38,930        38,930
                                                     ----------    ----------    ----------    ----------
                       Net  earnings (loss)          $  (37,282)  $   (50,136)   $   32,813    $   32,714
                                                     ==========    ==========    ==========    ==========


     Earnings (loss) per share:
                  Basic and Diluted
                    Continuing operations            $    (3.65)    $   (4.91)   $     (.78)   $     (.79)
                    Discontinued operations                --            --            4.94          4.94
                                                     ----------    ----------    ----------    ----------
                       Net earnings (loss)           $    (3.65)   $    (4.91)   $     4.16 $  $     4.15
                                                     ==========    ==========    ==========    ==========




The fair value of stock options granted in 1999 and 1998 was estimated using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

                                                     1999           1998
                                                     -------        ----

           Expected life (years)                       5             5
           Interest rate                               6.0%          5.0%
           Volatility                                 60.0%         50.0%
           Dividend yield                               -             -

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Information regarding all stock option plans for the three years in the period ended December 31, 1999 is as follows:

                                                     1999          1998          1997
                                                  ----------    ----------    ----------

     Options outstanding at beginning of year        971,250       913,050       917,850
     Options granted                               4,240,750        62,500          --
     Options exercised                              (238,246)       (4,300)       (4,800)
     Options canceled                                 (6,000)         --            --
                                                  ----------    ----------    ----------
     Options outstanding at end of year            4,967,754       971,250       913,050
                                                  ==========    ==========    ==========

      Options exercisable at end of year           2,111,087       971,250       913,050
                                                  ==========    ==========    ==========

     Options available for grant at end of year      464,000     1,604,750     1,667,250
                                                  ==========    ==========    ==========

     Weighted average option prices:
         Outstanding at beginning of year         $     4.52    $     4.61    $     4.61
         Options granted                          $     8.87    $    3.125          --
         Options exercised                        $     4.28    $     3.70    $     3.70
         Options canceled                               --            --            --
         Outstanding at end of year               $     8.24    $     4.52    $     4.61
         Exercisable at end of year               $     5.10    $     4.52    $     4.61


Significant option groups outstanding at December 31, 1999 and related weighted average price and remaining life information are as follows:

                  Options           Options        Exercise       Remaining
 Grant Date     Outstanding       Exercisable       Price        Life (Years)
 ----------     ------------     -------------   ------------   --------------
  12-12-09            15,000            -             $ 37.00          9
  11-11-99           390,000            -           $ 22.3125          9
  11-08-99           100,000            -           $ 19.1875          9
  10-19-99           200,000           200,000        $  9.00          9
  10-19-99           550,000            -             $  9.00          9
  10-09-99           525,000            -           $ 15.8125          9
  10-04-99            30,000            -             $ 15.75          9
  10-04-99            10,000            -           $ 15.8125          9
  07-01-99            70,000            -           $ 12.9375          9
  06-28-99           200,000           200,000        $ 10.00          9
  06-28-99           100,000            -            $ 12.875          9
  02-23-99         1,600,000           533,333        $  2.75          9
  02-02-99            15,000            15,000        $ 5.375          9
  01-06-99           390,898           390,898        $  4.75          9
  05-27-98            50,000            50,000        $ 3.125          8
  10-04-96           469,453           469,453          $5.25          6
  01-08-93           103,300           103,300          $3.75          3
  09-19-91            39,000            39,000         $ 3.65          1
  12-19-90           110,103           110,103         $ 3.65          -

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


         Warrants

Information regarding warrants to purchase shares of the Company's common stock for the three years in the period ended December 31, 1999 is as follows:

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
     Warrants outstanding at beginning of year    2,070,000     2,592,350     1,711,032
     Warrants granted                                  --         192,500     1,196,894
     Warrants exercised                          (1,692,289)         --         (35,000)
     Warrants put back                                 --        (500,000)     (114,000)
     Warrants expired                                  --        (214,850)     (166,576)
                                                 ----------    ----------    ----------
     Warrants outstanding at end of year            377,711     2,070,000     2,592,350
                                                 ==========    ==========    ==========

                                                 $     3.00    $     3.00    $     3.50
     Exercise prices per share                           to            to            to
                                                 $     8.00    $     8.00    $     8.00


The warrants, exercisable from the date of issue, expire at various dates through 2003. These warrants were issued principally as additional compensation for various short-terms loans. During 1998 warrants to purchase 500,000 shares of the Company's common stock at prices ranging from $3.75 per share to $5.00 per share were put back to Artra for total consideration of $1,440,000. During 1997 warrants to purchase 114,000 shares of the Company's common stock at prices ranging from $5.00 per share to $6.00 per share were put back to Artra for total consideration of $228,000.

In November and December 1999 the expiration dates of warrants to purchase 225,000 shares of the Company's common stock a price of $3.00 per share were extended to periods ranging from April 30, 2000 to 30 days after the underlying shares of common stock have been registered for sale with the Securities and Exchange Commission. As a result of this extension the Company incurred interest expense of $6,229,000 relating to common stock warrants.

In January and February 2000, warrants were exercised to purchase 41,167 shares of the Company's common stock at prices ranging from $3.00 per share to $8.00 per share.

In January 2000, in conjunction with certain of the private placements of shares of its common stock entered into in December 1999 and January 2000, finders received warrants to purchase an aggregate of 20,500 shares of the Company's common stock at prices ranging from $32.00 per share to $55.65 per share. The warrants expire in January 2003.

In February 2000, as part of the consideration for our entrade.com subsidiary to acquire a 25% interest in TradeTextile.com, Entrade issued a warrant to acquire up to 75,000 shares of our common stock at an exercise price of $36.938 per share. The warrant expires in December 2002.

In March 2000, as part of the consideration for the agreement with Textron Financial Corporation to organize a new entity to be known as AssetControl.com, Entrade issued Textron Financial Corporation a warrant to acquire up to 1,000,000 shares of Entrade common stock at an exercise price of $39.65 per share. The warrant initially vests 250,000 shares with the remaining 750,000 shares scheduled to vest based upon certain performance standards for AssetControl.com. The market value of the Company's common stock on the date of grant of the warrants was $49.375 per share. Accordingly, the Company will recognize future charges to operations related to these warrants.

In March 2000, in conjunction with the private placement of the Company's Series A convertible redeemable preferred stock, the investors received warrants to purchase 400,000 shares of Entrade common stock at an exercise price of $41.375 per share, subject to adjustment in certain circumstances.

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


10.      COMMITMENTS AND CONTINGENCIES

         Lease Commitments

The Company and its subsidiaries lease certain office and other facilities. At December 31, 1999, future minimum lease payments under operating leases that have an initial or remaining noncancellable term of more than one year (in thousands) are:

                             Year
                             ----
                             2000                    $ 1,136
                             2001                      1,102
                             2002                      1,032
                             2003                        905
                             2004                        860
                             After 2004                  385
                                                     -------
                                                     $ 5,420
                                                     =======

Rental expense from continuing operations was $468,000, $138,000 and $134,000 in fiscal years 1999, 1998 and 1997, respectively. Effective December 1995, a trust for the benefit of John Harvey, the Company's Chairman of the board of directors purchased the building in which the Company leases office space for its corporate headquarters. The lease expired in December 1998 and was extended on a month-to-month basis. In the second half of 1999, the Company assumed additional space in the building. Rental expense for this lease was $175,000, $126,000 and $126,000 annually for fiscal years 1999, 1998 and 1997, respectively. In January 2000 the Company entered into a new five-year lease at this building encompassing additional space and providing for annual rental payments of approximately $300,000.

Nationwide leases one of its office and yard facilities from an informal partnership in which a partner is a former stockholder of Nationwide and currently the beneficial owner of approximately 9% of the outstanding shares of Entrade common stock. Rental payments aggregating $63,000 were made by Nationwide to this partnership for the three months ended December 31, 1999, subsequent to Entrade's acquisition of Nationwide. Future lease commitments under this agreement included in the table above are approximately $1,200,000.

         Employment Contracts

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

Entrade also entered into an employment agreement with an individual to serve as an executive officer of Nationwide. The initial term of the employment agreement is three years. The term will automatically be extended on each anniversary of the agreement commencing with the third anniversary for one year unless either party gives notice that it does not wish to extend the employment term not later than 90 days preceding such anniversary date. In connection with such employment, this individual was issued a nonqualified stock option for the purchase of 200,000 shares of Entrade Common Stock at an exercise price of $9.00 per share. The Option became exercisable in full on the date of

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


the closing of the Nationwide acquisition. As of the closing date of the Nationwide acquisition, this individual was appointed as a director of Entrade.

On February 23, 1999, Artra entered into three-year employment agreements with four individuals to manage the Company's entry into the Internet business-to-business e-commerce and on-line auction business. In connection with such employment, the four individuals received nonqualified stock options for the purchase of 1,600,000 shares of the Company's Common Stock at an exercise price of $2.75 per share. The options vest in three equal installments over a period ending February 18, 2001.

The Company has other employment agreements with certain officers and key members of management. As of December 31, 1999, the aggregate commitment for future salary payments for all employment contracts is approximately $5,000,000.

         Legal Proceedings

With the exception of legal proceedings and claims that arise in the ordinary course of Nationwide's business, the only legal proceedings in which Entrade is presently involved relate to Artra and its subsidiaries, which are the defendants in various business-related litigation and environmental matters and product liability claims. At December 31, 1999 and December 31, 1998, Artra had accrued current liabilities of $1,400,000 and $1,500,000, respectively, for potential business-related litigation and environmental liabilities. No liabilities were accrued for the product liability claims because no reasonable basis exists on which such claims could be quantified.

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

Artra's primary insurance carriers paid approximately $13,000,000 in disposition of the product liability claims from 1983 through September 1998, when Artra's primary insurance carriers asserted that Artra's primary insurance coverage for the claims had been exhausted. Beginning in September 1998, certain of Artra's excess insurance carriers, under a reservation of the right to deny coverage liability at a subsequent date, have, under a temporary agreement which expired on January 31, 2000, assumed the defense of the claims and paid defense, settlement and indemnity costs relating to the claims of approximately $17,500,000 through December 31, 1999. Although Artra is engaged in negotiations with its excess insurance carriers regarding their payment of these defense, settlement and indemnity costs subsequent to January 31, 2000, we can provide no assurance that Artra will be able to conclude an agreement with the excess carriers.

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

Artra's financial condition could also be materially adversely affected to the extent that its existing insurance coverage and any to which it might become entitled in the future is not sufficient to respond to the product liability claims. Although Artra believes that its remaining insurance coverage as of December 31, 1999 relating to the claims is not less

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


than $185,000,000, Artra can provide no assurance that the coverage will be adequate to cover Artra's responsibility for the claims. In the event Artra were unable to satisfy the claims through a combination of insurance coverage and its own assets, it is possible that Artra could be forced to seek protection under the federal bankruptcy laws. In such event, Entrade could lose its entire investment in Artra (approximately $10,200,000 at December 31, 1999). It is also possible that the plaintiffs asserting the claims against Artra could attempt to pursue legal action against Entrade. Entrade believes that no valid legal basis exists for, and it would have meritorious defenses against, the imposition of Artra's liabilities for the claims and Entrade would vigorously defend itself against any attempt to impose such liability. In the event of an unfavorable outcome of such legal action however, there could be a material adverse effect upon Entrade's financial condition and results of operations.

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

         Lawsuits seeking recovery of environmental clean-up costs

In a case titled Sherwin-Williams Company v. Artra Group Incorporated, filed in 1991 in the United States District Court for Maryland, Sherwin-Williams Company brought suit against Artra and other former owners of a paint manufacturing facility in Baltimore, Maryland, for recovery of costs of investigation and clean-up of hazardous substances that were stored, disposed of or otherwise released at the manufacturing facility. This facility was owned by Baltimore Paint and Chemical Company, formerly a subsidiary of Artra from 1969 to 1980. Sherwin-Williams' current projection of the cost of clean-up is approximately $5,000,000 to $6,000,000. Artra has filed counterclaims against Sherwin-Williams and cross claims against other former owners of the property. Artra also is vigorously defending this action and has raised numerous defenses. Currently, the case is still in discovery, and Artra cannot determine what, if any, its liability may be in this matter.

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

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

While these litigation and environmental matters (exclusive of product liability claims) involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on Entrade's financial condition or results of operations.

11.      INCOME TAXES

The provision (credit) for income taxes (in thousands) is included in the statements of operations as follows:


                                1999      1998       1997
                                ------   -------    -------
     Continuing operations      $-       $  --      $  --


     Extraordinary credit         --        --         --
     Discontinued  operations     --       1,600        (19)
                                ------   -------    -------

                                $ --     $ 1,600    $   (19)
                                ======   =======    =======


A summary of the provision (credit) for income taxes (in thousands) is as follows:



                                1999      1998       1997
     Current:                  ------   -------    -------

         Federal
         State                 $ --     $   700    $  --
                                 --         900        (19)
                               ------   -------    -------
                               $ --     $ 1,600    $   (19)
                               ======   =======    =======

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



11.      INCOME TAXES, continued

Due to the utilization of tax loss carryforwards, no Federal income tax expense is reflected in the Company's financial statements resulting from the 1998 earnings from discontinued operations, except for Federal alternative minimum tax.

In 1999, 1998 and 1997, the effective tax rates from operations, including discontinued operations were 0%, 4.5% and (1.0)%, respectively, as compared to the statutory Federal rate, which are reconciled (in thousands) as follows:


                                               1999        1998        1997
                                           --------    --------    --------

     Provision (credit) for income taxes
         using statutory rate              $ (6,563)   $ 12,013    $    633
     State and local taxes,
         net of Federal benefit                --           900         (19)
     Current year tax loss not utilized       5,592        --        (1,680)
     Deferred finance fee                      --          --           919
     Amortization of goodwill                   370        --           104
     Effect of not including
         all subsidiaries in  the
         consolidated tax return                595        --          --
     Previously unrecognized benefit
         from utilizing tax loss               --       (12,035)       --
          carryforwards
     Alternative minimum tax                   --           700        --
     Other                                        6          22          24
                                           --------    --------    --------
                                           $   --      $  1,600    $    (19)
                                           ========    ========    ========

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


11.      INCOME TAXES, continued

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and deferred tax assets at December 31, 1999 and December 31, 1998 and their approximate tax effects (in thousands) are as follows:

                                                                1999                           1998
                                                      --------------------------      ------------------------
                                                      Temporary          Tax          Temporary        Tax
                                                      Difference     Difference       Difference    Difference
                                                      ----------     ----------       ----------    ----------

     Investment in Comforce Corporation                 $ 32,700      $ 12,100          $ 36,000      $ 14,000
     Accrued personnel costs                               5,100         1,900                 -             -
     Other                                                 4,200         1,600             2,500         1,000
     Alternative minimum tax carryforward                    700           700                -             -
     Net operating loss                                   14,800         5,500            10,200         4,000
                                                                      --------                        --------
               Total deferred tax assets                                21,800                          19,000
                                                                      --------                        --------

     Accumulated depreciation                               (500)         (200)                -             -
     Other                                                  (800)         (300)             (800)         (300)
                                                                      --------                        --------
               Total deferred tax liabilities                             (500)                          (300)
               Valuation allowance                                     (21,300)                        (18,700)
                                                                      --------                        --------
               Net deferred tax asset
                                                                      $      -                        $      -
                                                                      ========                        ========


The Company has recorded a valuation allowance with respect to the future tax benefits and the net operating loss reflected in deferred tax assets as ultimate realization is not considered more likely than not.

At December 31, 1999, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $14,800,000 expiring principally in 2012 - 2019, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of substantially all of its Federal income tax loss carryforwards.

12.      EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution 401(k) plan covering substantially all employees. Both employee and employer contributions are generally determined as a percentage of the covered employee's annual compensation. The total expense charged to operations relating to this plan amounted to $45,000, $38,000 and $28,000 in 1999, 1998 and 1997, respectively.

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Nationwide has a qualified, noncontributory profit sharing plan in effect for certain eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine. There were no contributions made to the plan for 1999.

The Company typically does not offer the types of benefit programs that fall under the guidelines of Statement of Financial Accounting Standards No. 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits.

13.      EARNINGS PER SHARE

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing the income available to common shareholders, net earnings (loss), less redeemable preferred stock dividends, loss on redemption of redeemable preferred stock and redeemable common stock accretion, by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings (loss) per share is computed by dividing the income available to common shareholders, net earnings (loss), less redeemable preferred stock dividends, loss on redemption of redeemable preferred stock and redeemable common stock accretion, by the weighted average number of shares of common stock and common stock equivalents (redeemable common stock, stock options and warrants), unless anti-dilutive, during each period.

Earnings (loss) per share for each of the three fiscal years in the period ended December 31, 1999 was computed as follows (in thousands, except per share amounts):

                                                              Year Ended             Year Ended             Year Ended
                                                              December 31, 1999      December 31, 1998        December 31, 1997
                                                            --------------------    --------------------    --------------------
                                                             Basic      Diluted       Basic     Diluted       Basic     Diluted
                                                            --------    --------    --------    --------    --------    --------

     AVERAGE SHARES OUTSTANDING:
       Weighted average shares outstanding                    10,216      10,216       7,891       7,891       7,970       7,970
       Common stock equivalents
           (options/warrants)                                   --          --          --          --          --          --
                                                            --------    --------    --------    --------    --------    --------
                                                              10,216      10,216       7,891       7,891       7,970       7,970
                                                            ========    ========    ========    ========    ========    ========

     EARNINGS (LOSS):
       Earnings (loss)from continuing operations            $(19,304)   $(19,304)   $ (5,707)   $ (5,707)   $  1,066    $  1,066

       Loss on  redemption of
           redeemable preferred stock                        (17,727)    (17,727)       --          --          --          --
       Dividends applicable to
           redeemable preferred stock                           (292)       (292)       (410)       (410)       (693)       (693)
       Redeemable common stock accretion                        --          --          --          --          (400)       (400)
                                                            --------    --------    --------    --------    --------    --------
       Loss from continuing operations
          applicable to common shareholders                  (37,323)    (37,323)     (6,117)     (6,117)        (27)        (27)
       Earnings (loss) from
          discontinued operations                               --          --        38,930      38,930        (293)       (293)
                                                            --------    --------    --------    --------    --------    --------

       Net earnings (loss)                                  $(37,323)   $(37,323)   $ 32,813    $ 32,813    $   (320)   $   (320)
                                                            ========    ========    ========    ========    ========    ========

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


13.      EARNINGS PER SHARE, continued

                                                    Year Ended                Year Ended                  Year Ended
                                                December 31, 1999         December 31, 1998            December 26, 1997
                                               ---------------------     ---------------------      ------------------------
                                                Basic       Diluted        Basic      Diluted         Basic        Diluted

PER SHARE AMOUNTS:
  Loss from continuing operations
      applicable to common shares               $ (3.65)     $(3.65)        $ (.78)     $  (.78)       $     -         $   -
  Earnings (loss) from
      discontinued operations                        -            -           4.94         4.94           ( .04)        ( .04)
                                               ---------    --------       --------    ---------     -----------   -----------
  Net earnings (loss) applicable
      to common shares                          $ (3.65)     $(3.65)        $ 4.16      $  4.16        $   (.04)       $ (.04)
                                               =========    ========       ========    =========     ===========   ===========


14.      LITIGATION SETTLEMENT

In November, 1993, Artra filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman, D.P. Kelly & Associates, L.P., Donald P. Kelly, James F. Massey and William Rifkind relating to the acquisition of Envirodyne Industries, Inc. in 1989 by Emerald Acquisition Corp.

Effective December 31, 1997, the above parties reached a settlement agreement and all pending litigation was dismissed. Artra recognized a gain from the settlement agreement of $10,416,000 ($1.31 per share), net of related legal fees and other expenses.

The Company and its subsidiaries are the defendants in various other business-related litigation and environmental matters (see Note 10). Management does not believe the outcome of these matters (exclusive of product liability claims) will have a material adverse effect on the Company's financial statements.

15.      BUSINESS SEGMENTS

Through November 20, 1998, the Company's Artra subsidiary operated in one industry segment as a manufacturer of packaging products principally serving the food industry. The packaging products business was conducted by Artra's wholly-owned Bagcraft subsidiary, which business was sold on November 20, 1998.

As discussed in Note 3, on February 23, 1999, Artra entered into an agreement with Entrade providing for the merger of a wholly-owned subsidiary of Entrade with and into Artra. On September 22, 1999, Artra's shareholders approved the transaction and on September 23, 1999, the merger was completed. As a result of the merger, Artra became a wholly-owned subsidiary of Entrade. For financial reporting purposes, the transaction has been treated as a recapitalization of Artra with Artra as the acquirer.

Entrade is a business-to-business company specializing in the creation of e-commerce marketplaces.

In October 1999, Entrade completed the acquisition of all of the issued and outstanding common stock of Nationwide, which has operated for over 20 years and is one of the nation's largest volume public auction firms in the disposition of municipality, law enforcement, corporate and utility company surplus property. In addition to vehicles and equipment, Nationwide conducts real property and jewelry auctions.

The Company has adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segments. At December 31, 1999, Entrade's two reportable segments

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


consist of  development  stage  business  services  provided  principally by our
e-commerce   marketplaces  and  the  transaction   services  business  conducted
principally by the Nationwide subsidiary.

The  following  table  summarizes   financial   information  for  the  Company's
reportable segments since their respective acquisitions in 1999:

                                                     1999
                                                  --------

     Revenues:
          Development stage business              $     77
          Transaction services                       4,465
                                                  --------
                                                  $  4,542
                                                  ========

     Operating earnings (loss):
          Development stage business              $ (3,331)
          Transaction services                         100
          Corporate expenses                        (4,288)
          Compensation related to stock options     (5,046)
                                                  --------
     Operating loss                                (12,565)
     Equity in loss of asseTrade.com                  (445)
     Interest expense related to stock warrants     (6,229)
     Interest expense, net                            (131)
     Other                                              66
                                                  --------
     Loss from continuing
          operations before income taxes          $(19,304)
                                                  ========

     Total assets:
          Development stage business              $ 11,043
          Transaction services                      53,187
          Corporate                                 12,974
          Investment in asseTrade.com                3,554
                                                  --------
                                                  $ 80,758
                                                  ========

     Capital expenditures:
          Development stage business
                                                  $     98
          Transaction services                         142
                                                  --------
                                                  $    240
                                                  ========

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


15.      BUSINESS SEGMENTS, continued

                                               1999
                                             ------

     Depreciation and amortization:
          Development stage business         $  550
          Transaction services                  673
                                             ------
                                             $1,223
                                             ======

Nationwide's primary revenue is comprised of consignor commissions and buyer's premiums. Gross auction proceeds represent the successful bid price of the merchandise sold. Nationwide's gross auction proceeds from the date of acquisition through December 31, 1999 were $25,446,000.

During 1999, there were no significant intersegment sales. One transaction services customer accounted for 14% of the Company's total revenues. No significant revenues were generated by development stage business in 1999.

16.      OTHER RELATED PARTY TRANSACTIONS

Artra had total advances due from its then president, Peter R. Harvey (currently Vice Chairman of Entrade), of which $12,621,000, including accrued interest, remained outstanding at December 31, 1997. These advances provided for interest at varying rate from 10.5% to 12%. This receivable from Peter R. Harvey had been classified as a reduction of common shareholders' equity.

Commencing January 1, 1993 and through January 31, 1998, interest on the advances to Peter R. Harvey had been accrued and fully reserved.

In March 1998, Artra's Board of Directors ratified a proposal to settle Mr. Harvey's advances as follows:

          Effective December 31, 1997, Mr. Harvey's net advances from Artra were offset by $2,816,000 ($5,605,000 net of interest accrued and reserved for the period 1993 - 1997) to $12,621,000. This offset of Mr. Harvey's advances represented a combination of compensation for prior year guarantees of Artra obligations to private and institutional lenders, compensation in excess of the nominal amounts Mr. Harvey received for the years 1995 - 1997 and reimbursement for expenses incurred to defend Artra against certain litigation.

          Effective January 31, 1998, Mr. Harvey's remaining advances totaling $12,787,000 were paid with consideration consisting of the following ARTRA/BCA preferred stock held by Mr. Harvey:


                                                                  Face Value
                                                                     Plus
                               Security                        Accrued Dividends
   ------------------------------------------------------      -----------------
   ARTRA redeemable preferred stock, 1,734.28 shares             $   2,751,000
   BCA Holdings Series A preferred stock, 1,784.029 shares           2,234,000
   BCA Holdings Series B preferred stock,  6,172 shares              7,802,000
                                                                 -------------
                                                                 $  12,787,000
                                                                 =============


17.      SUBSEQUENT EVENTS

On January 26, 2000, Entrade entered into an agreement with three individual shareholders to acquire 15% of the issued and outstanding shares of ATM Service, Ltd. ("ATM Service"), for shares of Entrade common stock equal to

                          ENTRADE INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


the greater of 352,941 shares, or that number determined by dividing $6,000,000 by the average closing price for Entrade common stock for the five days preceding the closing date. ATM Service, which is a licensee of entrade.com's software, provides a channel for wholesale redistribution of consumer oriented goods under the name ATMCenter.com. The transaction is subject to various conditions, including Entrade shareholder approval. WorldWide, the majority owner of ATM Service, is currently the beneficial owner of 10.9% of the outstanding shares of Entrade common stock.

On February 10, 2000, Entrade agreed with Associates First Capital Corporation to organize a new entity to be known as TruckCenter.com to create a business-to-business e-commerce marketplace for the sale of trucks and related services, including financing, certification, warranty and third party inspection. Entrade will invest $3,000,000 and be the sole owner of TruckCenter.com, but Associates First Capital Corporation will have an option to purchase a 50% interest. The target date for the launch of the TruckCenter.com website is March 23, 2000. For the six-month period following the launch, Associates has agreed to list truck inventory on the website and not on any other website unaffiliated with Associates, and Associates will provide the ability to apply for financing services to purchasers.

On February 18, 2000, the Company's wholly-owned entrade.com subsidiary entered into an agreement to acquire 1,011,667 shares of Series A Convertible Preferred Shares, par value $.001 per share of TradeTextile.com ("Series A Preferred"), a warrant to acquire 288,778 shares of Series A Preferred and a warrant to acquire 333,609 shares of Series A Preferred in exchange for $3,500,000, a warrant to acquire up to 75,000 shares of Entrade common stock and the license to TradeTextile.com of entrade.com's software technology. Pursuant to the terms of the agreement, entrade.com will own 35% of TradeTextile.com on a fully-diluted basis, assuming the full exercise of its warrants to purchase Series A Preferred of TradeTextile.com. TradeTextile.com will provide business-to-business e-commerce for the trading of yarns, fabrics, garments, raw materials, chemicals, and textile quotas, initially targeting the Chinese textile industry.

On March 13, 2000, Entrade agreed with Textron Financial Corporation, a subsidiary of Textron Inc. to organize a new entity to be known as AssetControl.com to create a business-to-business e-commerce marketplace for the sale of surplus industrial equipment, excess inventory and commercial real estate. Entrade owns 38% of AssetControl.com with Textron Financial owning 47.5% of the joint venture. Other partners include ATM Service, a subsidiary of WorldWide, a 9.5% equity owner and Safeguard Scientifics Inc., a 5% equity owner. As part of the consideration for this agreement, Entrade issued Textron Financial Corporation a warrant to acquire up to 1,000,000 shares of Entrade common stock at an exercise price of $39.65 per share. The warrant initially vests 250,000 shares with the remaining 750,000 shares scheduled to vest based upon certain performance standards for AssetControl.com. The market value of the Company's common stock on the date of grant of the warrants was $49.375 per share. Accordingly, the Company will recognize future charges to operations related to these warrants.

In  March   2000   Entrade   acquired   an   additional   equity   interest   in
printeralliance.com.   for   $1,000,000   in   cash   and   now   own   64%   of
printeralliance.com.

In March 2000, Entrade raised approximately $28,500,000 in net proceeds from the sale of 30,000 shares of Entrade's Series A convertible redeemable preferred stock. The investors also received warrants to purchase 400,000 shares of
Entrade common stock at an exercise price of $41.375 per share, subject to adjustment in certain circumstances. The non-voting Series A preferred stock, $1,000 par value, bears a 6% dividend payable at Entrade's option in either cash or common stock. For the first fifteen months after issuance of the Series A preferred stock, and subject to certain registration rights and other conditions, Entrade has the right to convert all or part of the Series A preferred stock at the lesser of $78.73 per share or 91% of the lowest closing sale price of Entrade's common stock during the two consecutive trading days ending on the date of the election. In addition, Entrade has the right, during this period to redeem the preferred stock at 115% of its par value. Entrade must redeem or convert all of the preferred stock within two years of the date of its issuance, and, until the preferred stock is redeemed or converted, Entrade cannot pay dividends on its common stock without the approval of the preferred stockholders. To the extent that the fair market value of the common stock received upon conversion of the preferred stock is deemed to exceed the carrying value of the Series A preferred stock, a beneficial conversion feature exists. A deemed dividend to the Series A preferred shareholders will be reflected to the extent of any beneficial conversion feature and would increase the net loss available to common shareholders. The Series A convertible redeemable preferred stock will be classified in Entrade's consolidated balance sheet in the mezzanine section between liabilities and shareholders' equity.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES


To the Shareholders and Board of Directors
Entrade Inc.
Northfield, Illinois


Our report on of the consolidated financial statements of Entrade Inc. and its Subsidiaries is included on page F-2 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




PricewaterhouseCoopers LLP


Chicago, Illinois
March 29, 2000

                          ENTRADE INC. AND SUBSIDIARIES
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
        for each of the three years in the period ended December 31, 1999
                                 (in thousands)





        Column A                                    Column B                   Column C                   Column D        Column E
       -----------                               ---------------    -------------------------------    ---------------  ------------
                                                                               Additions
                                                                    ------------------------------
                                                                         (a)             (b)
                                                   Balance at         Charged to      Charged to
                                                  Beginning of        Costs and         Other          Deductions        Balance at
        Description                                  Period            Expenses        Accounts        (Describe)      End of Period
                                                ---------------    ---------------  --------------    -------------    -------------
For the fiscal year ended December 31, 1999:

   Deducted from assets to which they apply:

      Allowance for doubtful accounts                 $    -                                              $   10(B)         $    10
                                                      =======                                             ======            =======

      Net deferred income tax valuation allowance     $18,700                            $ 2,600                            $21,300
                                                      =======                            =======                            =======



For the fiscal year ended December 31, 1998:

   Deducted from assets to which they apply:
      Allowance for inventory valuation               $ 277             $   21                            $ (298)(D)        $  -
                                                      =====             ======                            ======            =======

      Allowance for doubtful accounts                 $ 275             $   45                            $ (320)(D)        $  -
                                                      =====             ======                            ======            =======

      Net deferred income tax valuation allowance     $30,100                                             $11,400(E)        $18,700
                                                      =======                                             =======           =======


For the fiscal year ended December 31, 1997:

   Deducted from assets to which they apply:

      Allowance for inventory valuation               $ 249             $  172                            $ (144)(C)          $ 277
                                                      =====             =======                           ======            =======

      Allowance for doubtful accounts                 $ 512             $  63                             $ (300)(A)          $ 275
                                                      =====             ======                            ======            =======

      Net deferred income tax valuation allowance     $30,800                                             $ (700)(F)        $30,100
                                                      =======                                             ======            =======


(A)  Principally uncollectible accounts written off, net of recoveries.

(B)  Allowance for doubtful accounts related to Nationwide acquisition.

(C)  Principally inventory written off, net of recoveries.

(D)  Principally amounts of discontinued operations.

(E) Principally reduction of deferred tax valuation due to utilization of tax loss carryforwards against earnings of discontinued operations.

(F)  Principally revision of estimated net deferred tax liability.


Report of Independent Accountants



To the Board of Directors and Shareholders of Entrade Inc.


In our opinion, the accompanying combined statements of operations and changes in shareholders' equity and of cash flows present fairly, in all material respects, the results of Nationwide Auction Systems operations and its cash flows for the nine months in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERCOOPERS LLP



Chicago, Illinois
March 29, 2000

                          Independent Auditors' Report



The Board of Directors
Nationwide Auction Systems:


We have audited the accompanying combined balance sheet of Nationwide Auction Systems (the Company - see note 1(a)) as of December 31, 1998 and the related combined statements of earnings and retained earnings and cash flows for each of the years in the two year period ended December 31, 1998. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Auction Systems as of December 31, 1998 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1998 in conformity with generally accepted accounting principles.




/S/KPMG LLP


Los Angeles, California
March 5, 1999

                           NATIONWIDE AUCTION SYSTEMS

                             Combined Balance Sheet


                                                                    December 31
                      Assets                                            1998
                                                                     ----------

Current assets:
     Cash and cash equivalents                                       $  986,000
     Accounts receivable                                                594,000
     Inventories                                                         24,000
     Prepaid expenses                                                    17,000
                                                                     ----------
                 Total current assets                                 1,621,000
                                                                     ----------

Property and equipment, at cost (notes 3, 4 and 5):
     Land                                                             2,021,000
     Land improvements                                                  754,000
     Building                                                           295,000
     Leasehold interest                                                 726,000
     Office furniture and equipment                                     212,000
     Leasehold improvements                                           1,028,000
     Transportation equipment                                           188,000
                                                                     ----------
                                                                      5,224,000
     Less accumulated depreciation and amortization                     315,000
                                                                     ----------
                 Net property and equipment                           4,909,000
                                                                     ----------
Deposits                                                                 70,000
                                                                     ----------

                                                                     $6,600,000
                                                                     ==========

          Liabilities and Stockholder's Equity

Current liabilities:
     Bank lines of credit (note 4)                                   $  929,000
     Current installments of long-term debt (note 5)                    124,000
     Accounts payable                                                 1,197,000
     Accrued expenses                                                   439,000
     Income taxes payable                                                10,000
                                                                     ----------
                 Total current liabilities                            2,699,000
Long-term debt, excluding current installments (note 5)               2,631,000
                                                                     ----------
                 Total liabilities                                    5,330,000
                                                                     ----------

Stockholder's equity:
     Common stock, no par value
        Authorized 5,000 shares; issued
        and outstanding 2,600 shares                                    150,000
     Retained earnings                                                1,120,000
                                                                     ----------
                 Total stockholder's equity                           1,270,000
Commitments, contingencies and
     subsequent events (notes 6,10 and 11)
                                                                     ----------
                                                                     $6,600,000
                                                                     ==========


See accompanying notes to combined financial statements.

                           NATIONWIDE AUCTION SYSTEMS

              Combined Statements of Earnings and Retained Earnings


                                                   Nine Months
                                                      ended           Year ended December 31
                                                   September 30,   ----------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------

Net revenues (note 2)                              $ 12,181,000    $ 19,624,000      11,604,000
Cost of sales                                         5,388,000      10,671,000       4,224,000
                                                   ------------    ------------    ------------
              Gross profit                            6,793,000       8,953,000       7,380,000
Operating expenses                                    5,181,000       6,507,000       5,100,000
                                                   ------------    ------------    ------------
              Earnings from operations                1,612,000       2,446,000       2,280,000
Interest income                                         (84,000)       (136,000)       (152,000)
Interest expense                                        268,000          94,000          21,000
Other expenses, net (note 7)                                --            3,000         384,000
                                                   ------------    ------------    ------------
              Earnings before income taxes            1,428,000       2,485,000       2,027,000
State income taxes, all current                          21,000          39,000          30,000
                                                   ------------    ------------    ------------
              Net earnings                            1,407,000       2,446,000       1,997,000
Retained earnings at beginning of period              1,120,000         891,000       1,135,000
Distributions to stockholder                         (2,143,000)     (2,217,000)     (2,241,000)
                                                   ------------    ------------    ------------
Retained earnings at end of period                 $    384,000    $  1,120,000         891,000
                                                   ============    ============    ============


See accompanying notes to combined financial statements.

                           NATIONWIDE AUCTION SYSTEMS

                        Combined Statements of Cash Flows


                                                                               Nine Months
                                                                                  ended              Year ended December 31
                                                                               September 30,       --------------------------
                                                                                   1999                1998           1997
                                                                               ------------        -----------    -----------
Cash flows from operating activities:
     Net earnings                                                               $ 1,407,000        $ 2,446,000      1,997,000
                                                                                -----------        -----------    -----------

     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
           Depreciation and amortization                                            151,000             79,000         64,000
           Loss on disposal of equipment                                               --                9,000           --
           Loss on sale of note receivable                                             --                 --          399,000
           Changes in assets and liabilities:
              (Increase) decrease in:
                 Accounts receivable                                                (10,000)          (202,000)      (226,000)
                 Stockholder advances                                              (339,000)              --          450,000
                 Due from affiliates                                                   --                2,000        140,000
                 Inventories                                                           --                9,000        145,000
                 Prepaid expenses                                                  (113,000)            29,000        (15,000)
                 Deposits                                                           (17,000)           (55,000)       110,000
              Increase (decrease) in:
                 Accounts payable and accrued expenses                            1,740,000            204,000     (1,762,000)
                 Income taxes payable                                               (10,000)            (2,000)         7,000
                                                                                -----------        -----------    -----------
                    Total adjustments                                             1,402,000             73,000       (688,000)
                                                                                -----------        -----------    -----------
                    Net cash provided by operating activities                     2,809,000          2,519,000      1,309,000
                                                                                -----------        -----------    -----------
Cash flows from investing activities:
     Purchases of property and equipment                                         (1,773,000)        (4,711,000)      (115,000)
     Proceeds from the sale of property and equipment                                  --               36,000          9,000
                                                                                -----------        -----------    -----------
                    Net cash used in investing activities                        (1,773,000)        (4,675,000)      (106,000)
                                                                                -----------        -----------    -----------
Cash flows from financing activities:
     Proceeds from note payable                                                     763,000          2,735,000           --
     Proceeds from line of credit                                                   700,000            929,000           --
     Principal payments of long-term debt                                          (531,000)           (78,000)       (77,000)
     Distributions to stockholder                                                (2,143,000)        (2,217,000)    (1,707,000)
                                                                                -----------        -----------    -----------
                    Net cash (used in) provided by financing activities          (1,211,000)         1,369,000     (1,784,000)
                                                                                -----------        -----------    -----------
                    Net decrease in cash and cash equivalents                      (175,000)          (787,000)      (581,000)
Cash and cash equivalents at beginning of period                                    986,000          1,773,000      2,354,000
                                                                                -----------        -----------    -----------
Cash and cash equivalents at end of period                                      $   811,000        $   986,000      1,773,000
                                                                                ===========        ===========    ===========

Supplemental schedule of noncash distributions:
     Distribution of real estate to stockholder                                  $      --         $      --         (588,000)
     Transfer of real estate related debt to stockholder                                --                --           54,000
                                                                                 ===========       ===========    ===========


See accompanying notes to combined financial statements.

                           Nationwide Auction Systems

                     Notes to Combined Financial Statements

                    September 30, 1999 and December 31, 1998



(1)    Summary of Significant Accounting Principles

       (a)    Background

              Asset Liquidation Group, Inc. and Public Liquidation Systems, Inc. dba Nationwide Auction Systems (the Company) were incorporated in the state of Nevada on September 21, 1988 and September 26, 1990, respectively. The Company's principal line of business is the public auction of vehicles, machinery, equipment, jewelry and other personal property on a consignment basis. Auctions are primarily held at the Company's sites, but are also held at various locations throughout the United States.

              The entities are owned and controlled by common ownership.

              Certain advances to affiliates previously presented as receivables have been accounted for as distributions to the owner in the accompanying 1998 financial statements.

              Additionally, impairment losses previously recorded in 1997 have been restated and recorded in 1996. This has resulted in an increase in other expenses in 1996 and a decrease in other expenses in 1997.

       (b)    Revenue

              Consigned goods are sold at public auctions to the highest bidder on an "as-is, where-is" basis. Gross auction proceeds represent the successful bid price of the merchandise sold. The successful bidder is required to pay a minimum 25% deposit on the day of the auction. The balance must be paid by the end of the next business day, otherwise the deposit is forfeited and the merchandise is reauctioned. The Company remits to the consignor the gross auction proceeds less its consignment fee and any direct costs incurred by the Company which are to be borne by the consignor. Gross proceeds for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997 totaled $70,832,000 $75,110,000 and
              $66,564,000, , respectively.

              The buyer is generally required to pay a buyer's premium, typically a fixed percentage of the successful bid price and a processing fee. The Company's consignment fee, the buyer's premium and the processing fees are recorded as revenues upon payment by the buyer.

       (c)    Cash Equivalents

              For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       (d)    Inventories

              Inventories, consisting of various merchandise, are stated at the lower of cost (specific-identification method) or estimated realizable value. Inventories are acquired through direct purchases of auctionable merchandise.

                           Nationwide Auction Systems

                     Notes to Combined Financial Statements

                    September 30, 1999 and December 31, 1998



       (e)    Asset Impairment

              The Company reviews the carrying value of the Company's long-lived assets if facts and circumstances suggest that it may be impaired. If this review indicates that the long-lived assets will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's long-lived assets would be reduced to its estimated fair market value.

       (f)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

       (g)    Depreciation and Amortization

              Depreciation of property and equipment is computed using the straight-line method and accelerated methods over the estimated useful lives of the related assets ranging from four to five years. Land improvements and the building are depreciated on a straight-line basis over the estimated useful lives of 20 to 40 years. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful life or the life of the lease, whichever is less.

       (h)    Income Taxes

              The Company has elected to be treated as an S Corporation for Federal and California state income tax purposes. Under this election, the stockholder of the corporation is personally liable for Federal and state income taxes and the Company is liable for a minimum California state excise tax of 1.5% of taxable income. Accordingly, the accompanying combined financial statements contain only a provision for the minimum excise tax.

       (i)    Comprehensive Income

              Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 (SFAS No. 130), Reporting Comprehensive Income. SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Comprehensive income of the Company is the same as net income; accordingly, the adoption of SFAS No. 130 did not affect the Company's financial reporting.

                           Nationwide Auction Systems

                     Notes to Combined Financial Statements

                    September 30, 1999 and December 31, 1998



       (j)    Fair Value of Financial Instruments

              The carrying amounts of financial instruments approximate fair value as of December 31, 1998 and 1997. The carrying amounts related to cash and cash equivalents, accounts receivable, due from affiliates and all current liabilities approximate fair value due to the relatively short maturity of such instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar debt instruments of comparable maturities by the Company's banker.

       (k)    Recently Issued Accounting Standards

              In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 establishes a standard for the way public business enterprises are to report selected information about operating segments. The determination of an entity's operating segments is based upon a management approach, including the way management organizes the segment within the enterprise for making operating decisions and assessing performance. Management currently reviews financial data at the highest level, the conducting of public auctions. Therefore, under the management approach of SFAS No. 131, there is only one operating segment. Accordingly, SFAS No. 131 did not have a material impact on the combined financial statements.

(2)    Related Party Transactions

       Gross auction proceeds from the sale of consigned goods on behalf of an affiliated company aggregated $3,031,000, $3,445,000 and $470,000 from which the Company earned commissions, buyers' premiums and fees aggregating $422,000, $536,000 and $70,000 for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, respectively.

       The Company leases one of its office and yard facilities from an informal partnership in which a partner is also the stockholder of the Company. See note 6.

(3)    Leasehold Interest

       Property and equipment includes a leasehold interest valued at $726,000, the cash consideration paid, representing the Company's right to use certain land, land improvements and a building through May 8, 2031.

(4)    Bank Credit Lines

       The Company had two lines of credit with two different banks for total available borrowings of $3,500,000. The Company's first credit line of $1,000,000 at December 31, 1997 was reduced to $500,000 as of December 31, 1998. Borrowings under this agreement require monthly interest payments at the bank's prime rate. As of December 31, 1998, no amounts were outstanding under this line of credit. The second line of credit was entered into in 1998 and provides for maximum borrowings of $3,000,000. Borrowings of $1,229,000 and $929,000 were outstanding as of September 30, 1999 and December 31, 1998 and require monthly interest payments at the bank's prime rate plus 1%.

                           Nationwide Auction Systems

                     Notes to Combined Financial Statements

                    September 30, 1999 and December 31, 1998



       The second credit line includes financial covenants with which the Company is in compliance as of December 31, 1998. No amounts were outstanding under either line at December 31, 1997. The first credit line expired on June 30, 1999, and the second credit line expires on December 8, 2000. Both credit lines are secured by the assets of the Company and have been personally guaranteed by the stockholder of the Company.

       The second line of credit agreement contains various restrictive covenants, that among other restrictions require Nationwide to maintain minimum levels of tangible net worth, debt to net worth and profitability levels. In addition, the second line of credit agreement prohibits changes in ownership of Nationwide. At September 30, 1999 Nationwide was not in compliance with the provisions of this line of credit agreement. The bank has waived the conditions of non-compliance that existed at September 30, 1999 and has subsequently amended the loan agreement.


(5)    Long-Term Debt

       Long-term debt at December 31, 1998 is summarized as follows:

       Note payable, due August 28, 1999,
           with interest at 10.25% per annum,
           secured by property and equipment,
           principal and interest payable
           monthly in equal installments of $2,563               $   20,000
       Note payable, due January 1, 2009,
           with interest at 8%
           secured by real estate                                 2,222,000
       Note payable, due January 1, 2004,
           with interest at 8.25%,
           secured by real estate                                   513,000
                                                                 ----------
                                                                  2,755,000
       Less current installments                                    124,000
                                                                 ----------
                                                                 $2,631,000
                                                                 ==========



       The Company obtained approximately $2,735,000 in notes payable in order to purchase real estate in 1998. The Company has moved its auction facilities to the newly purchased real estate and has vacated its leased auction facilities in Northern California. All long-term debt has also been personally guaranteed by the stockholder of the Company.

       Total principal repayments under all long-term debt agreements are summarized as follows:

                             1999                  $    124,000
                             2000                       124,000
                             2001                       135,000
                             2002                       147,000
                             2003                       159,000
                             Thereafter               2,066,000
                                                     ----------
                                                   $  2,755,000
                                                     ==========

                           Nationwide Auction Systems

                     Notes to Combined Financial Statements

                    September 30, 1999 and December 31, 1998



(6)    Commitments

       The Company leases certain equipment and facilities under noncancelable operating leases. Future minimum rental payments required under such operating leases are summarized as follows as of December 31, 1998:

                      Year ending December 31:
                          1999                       $    521,000
                          2000                            469,000
                          2001                            379,000
                          2002                            306,000
                          2003                            252,000
                          Thereafter                      420,000
                                                       ----------
                                                     $  2,347,000
                                                       ==========


       The Company leases one of its office and yard facilities from an informal partnership in which a partner is the stockholder of the Company. Rental payments aggregating $178,000 and $257,000 and $249,000 were made by the Company to this partnership for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, respectively. Future lease commitments under this agreement and included in the table above approximate $1,700,000.

       Total rent and related expenses for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, including related party rents, aggregated $688,000, $652,000 and $627,000 respectively.


(7)    Sale of Note Receivable

       During 1997, the Company sold certain nonperforming notes receivable from companies which are affiliated by their common ownership by the shareholder of the Company to an unrelated party resulting in a net loss of $399,000 which is included in other expenses (income) in the combined statement of earnings and retained earnings for 1997.

                           Nationwide Auction Systems

                     Notes to Combined Financial Statements

                    September 30, 1999 and December 31, 1998




(8)    Profit Sharing Plan

       The Company has a qualified, noncontributory profit sharing plan in effect for certain eligible employees. The plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine. There were no contributions made to the plan for the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997.


(9)    Stockholder's Equity

       During 1997, real estate with a net book value of $585,000 was distributed to the stockholder. Also during 1997, real estate related debt of $54,000 was transferred to the stockholder.


(10)   Contingencies

       The Company is subject to legal proceedings and claims, which arise, in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the financial statements of the Company taken as a whole.


(11)   Subsequent Events (Unaudited)

       On October 19, 1999, Entrade Inc. ("Entrade") completed the acquisition of all of the outstanding capital stock of Nationwide for consideration consisting of the following: (a) an aggregate of 1,650,000 shares of Entrade common stock, including 80,000 shares of Entrade common stock issued in payment of finders fees in connection with the transacation;
       (b) promissory notes (the "Notes") in the aggregate principal amount of $4,800,000, maturing on November 29, 1999; (c) an aggregate of $6,000,000 cash; and (d) promissory notes (the "Term Notes") in the aggregate principal amount of $14,000,000, maturing October 1, 2001. The Notes and the Term Notes bear interest at an annual rate of 8%. Entrade paid the cash portion of the purchase price with its existing cash assets.

       In January 2000, the Notes with a principal amount of $4,800,000, net of amounts due from a selling shareholder of $139,000, plus accrued interest, were converted into 278,985 shares of Entrade common stock.

       In March 2000 the Entrade entered into an agreement with the Nationwide selling shareholders to convert the term notes with a remaining principal balance of approximately $10,500,000 into 265,621 shares of Entrade common stock. The notes originally provided for principal payments of $3,500,000 in October 2000 and $7,000,000 in October 2001. Completion of this transaction is subject to approval by the Entrade's shareholders.

       As discussed in Note 5, in 1998 Nationwide obtained approximately $2,735,000 in notes payable in order to purchase real estate. As of October 19, 1999, Nationwide was not in compliance with one of the note agreements. The lender did not consent to the change in ownership relating to Entrade's acquisition of Nationwide. In March 2000 this debt obligation of approximately $2,100,000 was paid with funds available on Nationwide's line of credit agreement and funds from operations.

                                INDEX OF EXHIBITS



     Exhibit Number

         2.1 Agreement and Plan of Merger dated as of February 23, 1999 among Artra, WorldWide Web NetworX Corporation ("WWWX"), NA Acquisition Corp. ("NAAC") (now known as Entrade Inc.) and WWWX Merger Subsidiary, Inc.; Amendment to Agreement and Plan of Merger dated as of April 30, 1999; Second Amendment to Agreement and Plan of Merger dated as of May 14, 1999. (1)

         3.1               Articles of Incorporation of Entrade. (1)

         3.2               Bylaws of Entrade. (1)

         3.3 Statement with Respect to Shares of Series A Convertible Preferred Stock of Entrade Inc. as filed with the Secretary of Commonwealth of the Commonwealth of Pennsylvania on March 24, 2000. (8)

         *4.1              Restated 1985 Stock Option Plan. (6)

         *4.2              1996 Stock Option Plan; (6)

         *4.3              1996 Disinterested Directors Stock Option Plan; (6)

         *4.4              1999 Employment Agreement Option (6)

         *4.5              1999 Stock  Option Plan for  Non-Executive  Employees
                           (7)

         *4.6 1999 Non-qualified Stock Option Plan of Artra and form of Non-Qualified Stock Option Agreement. (1) 4.7 Form of Warrant to Purchase Common Stock. (3)

         *4.8 Warrant to Purchase Common Stock dated as of February 7, 2000 granted to Braden Sutphin Ink Company. (4)

         4.9 Warrant Agreement and Form of Warrant to Purchase Common Stock of Entrade Inc. dated as of March 9, 2000 between Entrade Inc. and Textron Financial Corporation

         4.10              Form of Warrant to Purchase  Common  Stock of Entrade
                           Inc.   dated  March  24,  2000,   issued  to  certain
                           investors. (8)

         10.1 Acquisition Agreement dated as of February 23, 1999 between WWWX and NAAC. (1)

         10.2 Bill of Sale and Instrument of Assignment of WWWX dated February 23, 1999. (1)

         10.3 Promissory Note dated as of February 23, 1999 in the principal amount of $500,000 issued by NAAC to WWWX.
                           (1)

         10.4 Agreement dated as of February 16, 1999 among Energy Trading Company, WorldWide Web NetworX Corporation and NAAC. (1)

         10.5 Loan Agreement dated as of February 23, 1999 between Artra and NAAC. (1)

         10.6 Promissory Note dated as of February 23, 1999 in the principal amount of $1,400,000 issued by NAAC to Artra. (1)

         10.7 Guaranty dated as of February 23, 1999 made by WWWX in favor of Artra to secure the obligations of NAAC.
                           (1)

         10.8 Pledge Agreement dated as of February 23, 1999 between Artra and NAAC. (1)

         10.9 Security Agreement dated as of February 23, 1999 between Artra and NAAC. (1)

         *10.10 Employment Agreement dated as of February 23, 1999 between Artra and Robert D. Kohn. (1)

         *10.11 Employment Agreement as of February 23, 1999 between Artra and Benjamin Kafka. (1)

         *10.12 Employment Agreement dated as of February 23, 1999 between Artra and Gary Lerman (1)

         *10.13 Employment Agreement dated as of February 23, 1999 between Artra and Mark L.M. Quinn. (1)

         10.14             Finders  Agreement  between Artra and Jeffrey Newman.
                           (1)

         10.15 Agreement dated as of December 11, 1998 among Henry Butcher USA, Inc., Michael Fox International, Inc. Butcher Fox, LLC, Positive Asset Remarketing, Inc. and asseTrade.com, Inc. (1)

         10.16 Software License Agreement dated as of December 11, 1998 between asseTrade.com, Inc. and BarterOne LLC (d/b/a entrade.com). (1)

         10.17 Stock Purchase Agreement dated as of October 15, 1999 among Entrade Inc., Don Haidl, Corey P. Schlossmann, Peggy Haidl, as trustee of the Capital Direct 1999 Trust and the Core Capital IV Trust, Public Liquidation Systems, Inc., and Asset Liquidation Group, Inc. and the Closing Letter dated as of
                           October 15, 1999 among all parties to the Stock Purchase Agreement, without schedules and other exhibits. Entrade agrees to furnish supplementally copies of these schedules and other exhibits omitted to the Commission upon request. (2)

         10.18 Promissory Note dated as of October 15, 1999 from Entrade to Don Haidl, in the principal amount of $4,320,000. (2)

         10.19 Promissory Note dated as of October 15, 1999 from Entrade to Corey P. Schlossmann, in the principal amount of $480,000. (2)

         10.20 Promissory Note dated as of October 15, 1999 from Entrade to Don Haidl, in the principal amount of $12,600,000. (2)

         10.21 Promissory Note dated as of October 15, 1999 from Entrade to Corey P. Schlossmann, in the principal amount of $1,400,000. (2)

         *10.22 Employment Agreement dated as of October 15, 1999 between Entrade and Corey P. Schlossmann. (2)

         *10.23 Stock Option Agreement dated as of October 15, 1999 between Entrade Inc. and Corey P. Schlossmann. (2)

         10.24 Stock Restriction and Registration Rights Agreement dated as of October 15, 1999 between Entrade Inc. and the Sellers. (2)

         *10.25 Employment Agreement dated November 11, 1999 between Entrade and Mark P. Miller. (4)

         *10.26 Employment Agreement dated November 11, 1999 between Entrade and Carrie L. Shea. (4)

         *10.27 Employment Agreement dated October 22, 1999 between Entrade and Anthony E. Rothschild. (4)

         10.28 Subscription and Investment Representation Agreement entered into by Flybridge & Company - Sun America Growth Opportunities Fund on December 20, 1999 and accepted by Entrade on December 21, 1999. (3)

         10.29 Subscription and Investment Representation Agreement entered into by Parisa Company - Style Select Series Aggressive Growth Portfolio on December 20, 1999 and accepted by Entrade on December 21, 1999. (3)

         10.30 Subscription and Investment Representation Agreement entered into by Fleetfooted & Company - SunAmerica Small Company Growth Fund on December 20, 1999 and accepted by Entrade on December 21, 1999. (3)

         10.31 Subscription and Investment Representation Agreement entered into by Flagline & Company - SunAmerica Series Trust Aggressive Growth Portfolio on December 20, 1999 and accepted by Entrade on December 21, 1999. (3)

         10.32 Subscription and Investment Registration Agreement entered into by Sisyphus & Company - Style Select Series Mid-Cap Growth Portfolio on December 20, 1999 and accepted by Entrade on December 21, 1999. (3)

         10.33 Subscription and Investment Registration Agreement entered into by Stewart Greenebaum on December 23, 1999 and accepted by the Company on December 23, 1999. (3)

         10.34 Subscription and Investment Registration Agreement entered into by James Filler on December 30, 1999 and accepted by the Company on December 30, 1999. (3)

         10.35 Subscription and Investment Registration Agreement entered into by Elliott Associates, L.P. and Westgate International, L.P. on December 30, 1999 and accepted by the Company on December 30, 1999. (3)

         10.36 Subscription and Investment Registration Agreement entered into by Lunn Partners Multiple Opportunities Portfolio L.P. on January 3, 2000 and accepted by the Company on January 3, 2000. (3)

         10.37 Subscription and Investment Registration Agreement entered into by Dr. Richard A. Chaifetz on January 3, 2000 and accepted by the Company on January 5, 2000.
                           (3)

         10.38 Agreement and Plan of Merger dated as of December 31, 1999 among Entrade, Inc., Positive Asset Remarketing, Inc., a Nevada corporation, Positive Asset Remarketing, Inc., a Massachusetts corporation, Robert D. Kohn, Benjamin Kafka, Mark Quinn, and Entrade Merger Subsidiary, Inc. (3)

         10.39 Subscription and Investment Registration Agreement entered into by A.T. Kearney on January 28, 2000 and accepted by the Company on January 28, 2000. (4)

         10.40 Stock Purchase Agreement dated January 26, 2000 among Entrade, Inc., Warren Rothstein, Thomas Settineri and Gary Levi. (5)

         10.41 Investment Agreement dated as of February 18, 2000 among entrade.com, Inc. and TradeTextile.com. (5)

         10.42 Term Sheet dated as of February 10, 2000 between Entrade and Associates Commercial Corporation. (5)

         10.43 Operating Agreement Of Assetcontrol.Com, LLC made as of March 9, 2000.

         10.44 Contribution Agreement dated as of March 9, 2000 between Entrade Inc. and AssetControl.com, LLC;

         10.45             Non-Competition  Agreement  dated as of March 9, 2000
                           among   AssetControl.com,   LLC,  Textron   Financial
                           Corporation, Entrade Inc. and ATM Service, Ltd.;

         10.46 Credit Agreement dated as of December 8, 1998 between Asset Liquidation Group, Inc. and Imperial Bank.

         10.47 Modification And Amendment To Standard Industrial Lease-Special Net dated September 1, 1990, as modified on August 20, 1993 ("Amendment") entered into effective as of the 15th day of October, 1999 ("Effective Date"), between Guy Christensen and Jeanne Christensen, husband and wife; Rudy Macias and Tina Macias, husband and wife; and Don G. Haidl, an unmarried man (hereinafter collectively referred to as "Lessor" or "Landlord") and Asset Liquidation Group, Inc. (hereinafter referred to as "Lessee" or "Tenant").

         10.48 Promissory Note Satisfaction Agreement dated as of March 10, 2000, between Entrade Inc. and Don Haidl.

         10.49 Promissory Note Satisfaction Agreement dated as of March 10, 2000, between Entrade Inc. and Corey Schlossmann.

         10.50 Registration Rights Agreement, dated as of March 24, 2000, among Entrade Inc. and the investors named therein. (8)

         10.51 Securities Purchase Agreement, dated as of March 24,2000, among Entrade Inc. and the investors listed on the Schedule of Buyers attached thereto. (8)

         21                Subsidiaries.

         23.1              Consent of PricewaterhouseCoopers LLP.

         23.2              Consent of KPMG LLP.

         27                Financial Data Schedule




(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-79175) filed with the Securities and Exchange Commission on May 24, 1999.

(2) Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 1999. (File No. 1-15303).

(3) Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2000. (File No. 1-15303).

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-96523) filed with the Securities and Exchange Commission on February 10, 2000.

(5) Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2000. (File No 1-15303).

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333- 88039) filed with the Securities and Exchange Commission on September 29, 1999.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333- 91409) filed with the Securities and Exchange Commission on November 22, 1999.

(8) Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2000. (File No. 1-15303).





*    Compensatory Plan or management contract.