Form 10-K/A
period 1999-12-31
ENTRADE INC
filed 2000-04-10
CIK 897265

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

                                 AMENDMENT NO.1

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

                   This Admendment No. 1 to this report is being made to, among other things, add the consent of Ernst & Young LLP listed as exhibit 23.3 and change the figures associated with Current liabilities and Shareholders' deficit on page F-18.

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

                               SIGNATURE

Pursuant to the requiredments of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                     ENTRADE INC.

                                     By: /s/MARK F. SANTACROSE
                                     -------------------------
                                          Mark F. Santacrose
Dated: April 7, 2000                      President and Chief Executive Officer

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

    Notes to Combined Financial Statements                                 F-45

   ASSETRADE.COM INC.

        Report of Independent Auditors                                     F-51


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

Summarized financial data for asseTrade.com at December 31, 1999 (in thousands) is as follows:


               Revenues                            $  --
                                                   =======
               Operating loss                      $(1,831)
                                                   =======
               Net loss                            $(1,778)
                                                   =======

               Current assets                      $ 4,719
               Noncurrent assets                       283
                                                   -------
                                                   $ 5,002
                                                   =======

               Current liabilities                 $ 1,030
               Noncurrent liabilities                 --
               Redeemable preferred stock            5,750
               Shareholders' deficit                (1,778)
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


Report of Independent Accountants



To the Board of Directors and Shareholders of Entrade Inc.


         In our opinion, the accompanying combined statements of earnings and retain earnings and of cash flows present fairly, in all material respects, the results of Nationwide Auction Systems operations and its cash flows for the nine months in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP



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

Report of Independent Auditors

Board of Directors
asseTrade.com, Inc.

We have audited the accompanying balance sheet of asseTrade.com, Inc. (a development stage enterprise) as of December 31, 1999, and the related statements of operations and cash flows for the year then ended, and the statement of shareholders' deficit for the period December 11, 1998 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of asseTrade.com, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



                                                           /s/ ERNST & YOUNG LLP

Philadephia, Pennsylvania
February 14, 2000

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

         4.9 Warrant Agreement and Form of Warrant to Purchase Common Stock of Entrade Inc. dated as of March 9, 2000 between Entrade Inc. and Textron Financial Corporation. (9)

         4.10              Form of Warrant to Purchase  Common  Stock of Entrade
                           Inc.   dated  March  24,  2000,   issued  to  certain
                           investors. (8)

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

         10.41 Investment Agreement dated as of February 18, 2000 among entrade.com, Inc. and TradeTextile.com. (5)

         10.42 Term Sheet dated as of February 10, 2000 between Entrade and Associates Commercial Corporation. (5)

         10.43 Operating Agreement Of Assetcontrol.Com, LLC made as of March 9, 2000. (9)

         10.44 Contribution Agreement dated as of March 9, 2000 between Entrade Inc. and AssetControl.com, LLC (9)

         10.45             Non-Competition  Agreement  dated as of March 9, 2000
                           among   AssetControl.com,   LLC,  Textron   Financial
                           Corporation, Entrade Inc. and ATM Service, Ltd. (9)

         10.46 Credit Agreement dated as of December 8, 1998 between Asset Liquidation Group, Inc. and Imperial Bank. (9)

         10.47 Modification And Amendment To Standard Industrial Lease-Special Net dated September 1, 1990, as modified on August 20, 1993 ("Amendment") entered into effective as of the 15th day of October, 1999 ("Effective Date"), between Guy Christensen and Jeanne Christensen, husband and wife; Rudy Macias and Tina Macias, husband and wife; and Don G. Haidl, an unmarried man (hereinafter collectively referred to as "Lessor" or "Landlord") and Asset Liquidation Group, Inc. (hereinafter referred to as "Lessee" or "Tenant"). (9)

         10.48 Promissory Note Satisfaction Agreement dated as of March 10, 2000, between Entrade Inc. and Don Haidl.
                           (9)

         10.49 Promissory Note Satisfaction Agreement dated as of March 10, 2000, between Entrade Inc. and Corey Schlossmann. (9)

         10.50 Registration Rights Agreement, dated as of March 24, 2000, among Entrade Inc. and the investors named therein. (8)

         10.51 Securities Purchase Agreement, dated as of March 24,2000, among Entrade Inc. and the investors listed on the Schedule of Buyers attached thereto. (8)

         21                Subsidiaries.

         23.1              Consent of PricewaterhouseCoopers LLP. (9)

         23.2              Consent of KPMG LLP.

         23.3              Consent of Ernst & Young LLP.

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

(9) Incorporated by reference to the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.
     (File No. 1-15303).



*    Compensatory Plan or management contract.