Form 10-K/A
period 1999-12-31
ENTRADE INC
filed 2000-04-28
CIK 897265

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

             [ X ]  Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1999

                                      OR

           [   ]  Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934

          For the transition period from ____________ to ___________


                        Commission file number 1-15303


                                 ENTRADE INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      Commonwealth of Pennsylvania                    52-2153008
      ----------------------------               --------------------
      (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)           Identification No.)


      500 Central Avenue, Northfield, IL                60093
      ----------------------------------             ----------
      (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:   (847) 441-6650


Securities registered pursuant to Section 12(b) of the Act:

                                     Name of Each Exchange on
      Title of Each Class                 Which Registered
      --------------------           ------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 1, 2000: $539,028,000

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                    Outstanding at March 1, 2000
            -----                    ----------------------------

Common stock, without par value            16,427,022


Documents Incorporated by Reference:  None.


THIS AMENDMENT NO. 2 IS FILED TO INCLUDE THE INFORMATION IN PART III PREVIOUSLY INCORPORATED BY REFERENCE.

                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS

The following table lists the name and age of each director of Entrade, his business experience, his positions with Entrade and other directorships held by him.

Name                   Age   Positions and Experience
----                   ---   ------------------------

John Harvey (1)        70    Chairman of the board of directors and
                             Director since September 1999; served
                             as Chairman of the board of directors
                             and Director of Artra from 1968 to
                             September 1999, and Chief Executive
                             Officer of Artra from 1968 to June
                             1999; Director from 1982 to December
                             1995 and the Chief Executive Officer
                             from 1990 to November 1995 of Comforce
                             Corporation (temporary professional
                             employment, formerly The Lori Corporation);
                             Director of Plastic Specialties and
                             Technologies, Inc. (textiles, hose and
                             tubing); Director of PureTec Corporation, the successor by merger to Ozite, until March 1998, when PureTec was merged into Teckni-Plex, Inc.

Peter R. Harvey (1)    65    Vice Chairman, Chairman of the Executive
                             Committee and Director since September 1999;
                             served as Vice Chairman and Chairman of the Executive Committee of Artra from June 1999 to September 1999; Director of Artra from
                             1968 to September 1999; President and Chief
                             Operating Officer of Artra from 1968 to June
                             1999; Director of Comforce Corporation
                             (temporary professional employment, formerly
                             The Lori Corporation) from 1985 to December
                             1995 and a Vice President through January
                             1996; Director of PureTec Corporation
                             (textiles, hose and tubing), the successor by merger to Ozite, until March 1998, when
                             PureTec Corporation was merged into
                             Teckni-Plex, Inc.

Mark F. Santacrose
  (1)                  40    President, Chief Executive Officer and
                             Director since September 1999; served as President and Chief Executive Officer of
                             Artra from June 1999 to September 1999;
                             Director of Artra from 1998 to September
                             1999; President of Bagcraft Corporation of
                             America (n/k/a Golden Corp.), flexible
                             packaging materials for food products,
                             from 1994 to November 20, 1998; following the sale of substantially all of the assets of Bagcraft in 1998, President of Bagcraft Packaging LLC, a subsidiary of Packaging Dynamics LLC from November 20,
                             1998 to June 18, 1999.

Name                   Age   Positions and Experience
----                   ---   ------------------------

Gerard M. Kenny
  (3) (4)              51    Director since September 1999; served as
                             Director of Artra from 1988 to September
                             1999; Executive Vice President and Director of Kenny Construction Company since 1982
                             (diversified heavy construction); General
                             Partner of Clinton Industries (investments), a limited partnership, since 1972.

Edward A. Celano
  (3)(4)               61    Director since September 1999; served as
                             Director of Artra from 1996 to September
                             1999; Executive Vice President of the
                             Atlantic Bank of New York since May 1, 1996;
                             Senior Vice President of National
                             Westminster Bank, USA from 1984 through
                             April 1996; serves as a Director of Life
                             Medical Services, Inc., Sterling Vision,
                             Inc. and Astra Funding, Inc.

Howard R. Conant (2)   75    Director since September 1999; served as
                             Director of Artra from 1996 to September
                             1999; Retired Chairman of the Board of
                             Interstate Steel Co., 1970 to 1990, and a consultant to Interstate through 1992.

Maynard K. Louis
  (2)(4)               70    Director since September 1999; served as
                             Director of Artra from 1993 to 1995 and from 1996 to September 1999; Retired Chairman of the Board of Lord Label, a printing company now known as Porter & Chadburn, from 1965 to 1989, and Vice President of Porter &
                             Chadburn from 1989 to 1993.

Robert L. Johnson (2)  64    Director since September 1999; served as
                             Director of Artra from 1996 to September
                             1999; Chairman and Chief Executive Officer of Johnson Bryce, Inc., flexible packaging materials for food products since 1991; and previously, for many years, a Vice President of Sears Roebuck & Co. (retailing company).

Corey P. Schlossmann   44    Director since October 1999; Chief Executive
                             Officer of Nationwide since October 1999 and
                             Chief Financial Officer of Nationwide since
                             January 1999; Partner of Gordon, Fishburn &
                             Schlossmann, certified public accountants, since 1995; Partner of Hankin & Co., a consulting firm focused on implementing strategic solutions for owner managed businesses and forensic consulting, from
                             1988 until 1995.

John K. Tull (2)       73    Director since September 1999; served as
                             Director of Artra from 1998 to September
                             1999; President of J.K. Tull Associates Ltd.,
                             a mergers and acquisitions firm, since 1986.
--------------------

      (1) Member of the executive committee. Entrade's executive committee has the authority to take all action that can be taken by the full board of directors, consistent with Pennsylvania law, between meetings of the Entrade board of directors.

      (2) Member of the audit committee. Entrade's audit committee reviews audit reports and management recommendations made by Entrade's independent accountants.

      (3) Member of the compensation committee. Entrade's compensation committee has the authority to review and recommend compensation plans and approve compensation changes.

      (4) Member of the stock option committee. Entrade's stock option committee has the authority to grant and review awards under the Entrade's stock option plans. Mr. Louis is only a member of the stock option committee for purposes of the Restated 1985 Stock Option Plan.

John Harvey and Peter R. Harvey are brothers.

Under the merger agreement pursuant to which Artra became a wholly owned subsidiary of Entrade, for as long as WorldWide's percentage ownership of Entrade's common stock, calculated on a fully diluted basis, is at least five percent, Entrade must use its best efforts to cause a designee nominated by WorldWide and acceptable to Entrade to be elected to the Entrade board of directors. Robert D. Kohn was the initial designee of WorldWide. Mr. Kohn resigned effective April 3, 2000, and WorldWide has yet to designate a replacement.

Under the terms of the Stock Purchase Agreement pursuant to which Entrade acquired Nationwide, for so long as Don Haidl owns at least five percent of the issued and outstanding shares of Entrade's common stock, Entrade must nominate Mr. Haidl or his designee reasonably acceptable to Entrade to serve as a director of Entrade. Corey Schlossmann is Mr. Haidl's initial designee.

Comforce Corporation was a 64.3% owned subsidiary of Artra until December 1995. Artra now owns approximately 9% of Comforce Corporation. PureTec International, Inc. and Plastics Specialties and Technologies, Inc. were affiliates of Artra. Bagcraft was a wholly owned subsidiary of BCA Holdings, Inc., a wholly owned subsidiary of Artra. In November 1998, substantially all of the assets of Bagcraft were sold to Packaging Dynamics LLC, the parent entity of Bagcraft Packaging LLC.

INFORMATION REGARDING EXECUTIVE OFFICERS.

Set forth below is information concerning the executive officers and other key employees of Entrade who were in office or employed as of the date of this Prospectus.

Name                  Age    Positions and Experience
----                  ---    ------------------------
John Harvey           70     Chairman of the Board

Mark F. Santacrose    40     President and Chief Executive Officer

Peter R. Harvey       65     Vice Chairman and Chairman of the
                             Executive Committee

Mark P. Miller        40     Chief Operating Officer

Norman Smagley        41     Executive Vice President and
                             Chief Financial Officer

Corey Schlossmann     44     Chief Executive Officer of Nationwide

John G. Hamm          61     Executive Vice President

Carrie L. Shea        35     Executive Vice President of
                             Business Development and Marketing
Anthony E.
  Rothschild          42     General Counsel and Secretary

Robert S. Gruber      67     Vice President - Corporate Relations

John Harvey is the Chairman of Entrade. See "Information Regarding Directors" above for a description of Mr. Harvey's relevant business experience.

Mark F. Santacrose is the President and Chief Executive Officer of Entrade.

See "Information Regarding Directors" above for a description of Mr. Santacrose's relevant business experience.

Peter R. Harvey is the Vice Chairman of Entrade and Chairman of the Executive Committee of the board of directors of Entrade. See "Information Regarding Directors" above for a description of Mr. Harvey's relevant business experience.

Corey Schlossmann is the Chief Executive Officer of Nationwide. See "Information Regarding Directors" above for a description of Mr.
Schlossmann's relevant business experience.

John G. Hamm has been the Executive Vice President of Entrade since September 1999 and Treasurer since November 1999. Mr. Hamm has served as the Chief Financial Officer from November 1999 until April 2000, Secretary of Entrade from September 1999 to November 1999 and as the Executive Vice President of Artra from February 1988 to September 1999, as the Vice President of Finance of Artra from 1975 to 1988 and as the Secretary of Artra from August 1999 to September 1999. Mr. Hamm has also served as Vice President of Finance from August 1990 to July 1995 and as a Director from 1984 until July 1995 of Ozite Corporation. Mr. Hamm has also served as a Director of SoftNet Systems, Inc. from 1985 to February 1999 and a Director of Plastic Specialties and Technologies, Inc. from 1985 to January 1996.

Mark P. Miller has been Chief Operating Officer since January 2000 and Executive Vice President of Operations and Business Development from November 1999 to January 2000. Mr. Miller served as Vice President of A.T. Kearney, Inc., a global management consulting firm, from December 1995 until November 1999, and as a Principal of A.T. Kearney from August 1993 until November 1995. Mr. Miller is a graduate of both Southern Methodist University and the Harvard Graduate School of Business.

Norman Smagley assumed his role as Executive Vice President and Chief Financial Officer on April 3, 2000. Mr. Smagley served as Senior Vice President and Chief Financial Officer of Donlen Corporation, a vehicle fleet leasing company, from 1998 through March 2000, and held the same offices at First Merchants Acceptance Corp., a national financial services company, from 1997-1998. From 1994-1997, Mr. Smagley was the Vice President of Finance and Chief Financial Officer of Trans Leasing International, Inc., a national lessor of medical and office technology equipment.

Carrie L. Shea has been Executive Vice President of Business Development and Marketing since November 1999. Ms. Shea served as Vice President of A.T. Kearney, Inc., a global management consulting firm, from August 1998 until November 1999, and as a Principal of A.T. Kearney from January 1994 until July 1998. Ms. Shea received both her Bachelor of Arts and Masters of Business Administration from the University of Chicago.

Anthony E. Rothschild has been General Counsel and Secretary since November 1999. Mr. Rothschild was a partner in the Chicago, Illinois law firm of Butler, Rubin, Saltarelli & Boyd from January 1990 until November 1999, where he served as principal managing partner. Mr. Rothschild is a cum laude graduate of both Harvard College and Northwestern University Law School.

Robert S. Gruber has been the Vice President - Corporate Relations of Entrade since September 1999. Mr. Gruber served as Vice President - Corporate Relations of Artra from 1975 to September 1999 and as a consultant to The Lori Corporation from 1982 to 1995. Mr. Gruber has also served as a consultant to Comforce Corporation during 1996.

Officers are appointed by the Entrade board of directors and its subsidiaries and serve at the pleasure of each respective board. Except for the relationship of Peter R. Harvey and John Harvey, who are brothers, there are no family relationships among the executive officers and directors, nor are there any arrangements or understandings between any officer and another person under which an officer was appointed to office.


ITEM 11.  EXECUTIVE COMPENSATION

Entrade assumed all employment agreements and stock options and plans of Artra Group Incorporated upon the closing of the merger, in September 1999, of a wholly owned subsidiary of Entrade and Artra. Because Entrade commenced operations in 1999, no compensation information regarding its directors and officers are available for prior years.

DIRECTORS' COMPENSATION

Directors who are not employees of Entrade are entitled to receive an annual retainer of $10,000. Each outside director who sits on an established committee of Entrade is entitled to receive $250 per committee meeting attended and the chairman of a committee is entitled to receive $500 for each meeting. Employees of Entrade who also serve as directors or committee members receive no additional compensation for the service.

In 1999, each of Entrade's seven outside directors, as directors of Artra, received options to purchase 2,500 shares of Artra common stock at an exercise price of $5.375 per share. Also, Mark Santacrose and John Tull each received an additional grant of options to purchase 10,000 shares of Artra common stock at an exercise price of $4.75 per share. These options have a term of ten years from the date of grant.

EXECUTIVE OFFICER COMPENSATION

The following table contains information with respect to all compensation paid by us during 1999 to our chief executive officer and the only other executive officer who received combined salary and bonus from Entrade in excess of $100,000 for 1999.

                          SUMMARY COMPENSATION TABLE

                   Annual Compensation            Long Term Compensation
                   --------------------   -----------------------------------
                                          Other
                                          Annual
Name and                                  Compen-     Securities    All Other
Principal           Salary      Bonus     sation      Underlying    Compensa-
Position           ($) (1)       ($)       ($)       Options (#)     tion ($)
---------          -------   ----------   -------    -----------   ----------

Mark F.
Santacrose,
President and
Chief Executive
Officer             62,500   150,000(2)     1,800            (4)      833 (6)

Robert D. Kohn,
President of
entrade.com         29,058   125,000(3)                      (5)       508(6)

--------------------

(1) Represents salaries paid by Entrade or its subsidiaries from and after September 23, 1999.

(2) Artra had agreed to pay Mr. Santacrose a bonus of $100,000 for 1999 to compensate him for forfeiture of compensation to which he would have been entitled from his previous employer. This bonus was paid in January 2000. A bonus of $50,000 was paid by Entrade to Mr. Santacrose with respect to his performance in 1999. This bonus was paid in March 2000.

(3) In March 2000, entrade.com paid Mr. Kohn a bonus of $125,000 with respect to his performance in 1999.

(4) Under the terms of an Artra employment agreement effective June 28, 1999 that Entrade has assumed, Mr. Santacrose was granted options to acquire 200,000 shares of Artra common stock at $10.00 per share, which options vested immediately on that date, and options to acquire 100,000 shares of Artra common stock at $12.875 per share, which options will vest on June 28, 2000. All options granted expire June 28, 2009. The closing price of Artra common stock on the New York Stock Exchange on June 28, 1999, the date of the grant, was $12.875.

(5) Robert D. Kohn had an employment agreement with Artra for a term that commenced February 23, 1999 and ended February 17, 2002. Entrade assumed this employment agreement. The employment agreement provided for an option to purchase 1,000,000 shares of Artra common stock at an exercise price of $2.75 per share. The options vested in equal one-third installments on December 1, 1999, February 18, 2000, and February 18, 2001. Mr. Kohn's employment terminated April 3, 2000, which termination accelerated the vesting of the final installment of his stock options.

(6) The amounts represent contributions by the Company to the Company's 401(k) plan.


                              1999 OPTION VALUES

The following table shows information regarding the unexercised options held as of December 31, 1999 by our chief executive officer and the only other executive officer who received combined salary and bonus from Entrade in excess of $100,000 for 1999. Neither officer exercised any options during 1999.


                     Number of Shares             Value of Unexercised
                  Underlying Unexercised              in-the-Money
                       Options as of                 Options as of
                   December 31, 1999 (#)        December 31, 1999 ($)(1)
                  -----------------------       ------------------------
Name             Exercisable/Unexercisable      Exercisable/Unexercisable
----             -------------------------      -------------------------

Mark F.
Santacrose            200,000/100,000              6,175,000/2,800,000

Robert D.
Kohn                  333,333/666,667             12,708,321/25,416,679

(1) The value per option is calculated by subtracting the exercise price of the option from the fair market value of our common stock of $40-7/8 per share on December 31, 1999.

The following discussion provides information regarding executive officer employment agreements and compensation arrangements.

MARK F. SANTACROSE EMPLOYMENT AGREEMENT

On June 28, 1999, the Artra board of directors entered into an agreement with Mark F. Santacrose. Under the agreement, Mr. Santacrose agreed to become the President and Chief Executive Officer of Artra. In September 1999, Mr. Santacrose became the President and Chief Executive Officer of Entrade, and Entrade assumed this agreement. The following is a summary of the terms of the employment agreement.

TERM:                The initial term is for three years.  Commencing
June 28, 2002 and each anniversary after this date, the term is automatically extended for one additional year unless either party gives written notice to the other within 90 days preceding the anniversary date that he or it does not desire to extend the term for the additional one-year period.

CASH COMPENSATION:   Base salary of $250,000 per year, subject to increase
at the discretion of the Entrade board of directors.

STOCK OPTIONS:       Option to purchase 200,000 shares of Entrade common
stock at $10 per share, exercisable for ten years commencing June 28, 1999.

                     Option to purchase 100,000 shares of Entrade common stock at $12.875 per share, exercisable commencing June 28, 2000 until June 28, 2009.

COMPENSATION
REIMBURSEMENT:       Entrade has agreed to pay Mr. Santacrose a bonus of
$100,000 for 1999 to compensate him for forfeiture of compensation to which he would have been entitled from his previous employer.

TERMINATION:         If Entrade terminates his employment during the
initial term other than for cause or he terminates the agreement during the initial term for good reason, Mr. Santacrose is entitled to the payment of his base salary through the later of the end of the initial term or 18 months from the date of termination. If the termination occurs during a renewal term, Entrade will pay him a lump sum equal to the sum of his base salary for a period of 18 months at the effective date of termination.

CHANGE OF CONTROL:   In the event of a change of control of Entrade as
defined in the agreement, Mr. Santacrose is entitled to receive a lump-sum payment equal to his base salary at its then current rate for a period of 35 months.


COREY SCHLOSSMANN EMPLOYMENT AGREEMENT

On October 15, 1999, Entrade and its subsidiaries comprising Nationwide entered into an agreement with Corey Schlossmann. Under the agreement, Mr. Schlossmann agreed to become an executive officer of Nationwide. Entrade agreed to guarantee Nationwide's performance under the employment agreement. The following is a summary of the terms of the employment agreement

TERM:                The initial term is for three years ending October 18,
2002. Commencing October 19, 2002 and each anniversary after this date, the term is automatically extended for one additional year unless either Mr. Schlossmann or Nationwide gives written notice to the other within 90 days preceding the anniversary date that he or it does not desire to extend the term for the additional one-year period.

CASH COMPENSATION:   Base salary of $162,000 per year, subject to increase
at the discretion of the Nationwide board of directors.

STOCK OPTIONS:       Option to purchase 200,000 shares of Entrade common
stock at $9 per share, all fully vested and exercisable for ten years commencing October 15, 1999.

TERMINATION:         If Nationwide terminates his employment during the
initial term other than for cause or he terminates the agreement during the initial term for good reason, Mr. Schlossmann is entitled to the payment of his base salary through the later of the end of the initial term or six months from the date of termination. If Nationwide elects not to extend his employment for any additional one-year period other than for cause or the termination occurs during a renewal term, Mr. Schlossmann is entitled to payment of his base salary then in effect through the later of the current extended term or six months from the effective date of the termination.


MARK P. MILLER EMPLOYMENT AGREEMENT

On November 11, 1999, Entrade entered into an agreement with Mark P. Miller. Under the agreement, Mr. Miller agreed to become Executive Vice President - Operations and Business Development of Entrade. The following is a summary of the terms of the employment agreement.

TERM:                The initial term ends December 31, 2002.  Commencing
January 1, 2003 and each anniversary after this date, the term is automatically extended for one additional year unless either party gives 90 days' advanced written notice that he or it does not desire to extend the term for the additional one-year period.

CASH COMPENSATION:   Base salary of $250,000 per year, subject to increase
at the discretion of the Entrade board of directors.

STOCK OPTIONS:       Option to purchase 200,000 shares of Entrade common
stock at $22.3125, exercisable as to 66,666 shares commencing November 11, 2000, 66,667 additional shares commencing November 11, 2001, and 66,667 shares commencing November 11, 2002, all exercisable until November 7, 2009.

TERMINATION:         If Entrade terminates his employment during the
initial term other than for cause or he terminates the agreement during the initial term for good reason, Mr. Miller is entitled to the payment of his base salary through the later of the end of the initial term or six months from the date of termination. If the termination occurs during a renewal term, Entrade will pay him a lump sum equal to the sum of his base salary for a period of six months at the effective date of termination.

CHANGE OF CONTROL:   In the event of a change of control of Entrade as
defined in the agreement, Mr. Miller would be entitled to receive a lump-sum payment equal to his base salary at its then current rate for a period of 24 months.

NORMAN SMAGLEY EMPLOYMENT AGREEMENT

On March 9, 2000, Entrade entered into an agreement with Norman Smagley. Under the agreement, Mr. Smagley agreed to become Executive Vice President and Chief Financial Officer of Entrade. The following is a summary of the terms of the employment agreement.

TERM:                The initial term ends April 3, 2003.  Commencing
April 3, 2003 and each anniversary after this date, the term is automatically extended for one additional year unless either party gives 90 days' advanced written notice that he or it does not desire to extend the term for the additional one-year period.

CASH COMPENSATION:   Base salary of $200,000 per year, subject to increase
at the discretion of the Entrade board of directors.

STOCK OPTIONS:       Option to purchase 150,000 shares of Entrade common
stock at $25.375, exercisable as to 50,000 shares commencing April 3, 2001, 50,000 additional shares commencing April 3, 2002, and 50,000 shares commencing April 3, 2003, all exercisable until April 3, 2010.

TERMINATION:         If Entrade terminates his employment during the
initial term other than for cause or he terminates the agreement during the initial term for good reason, Mr. Smagley is entitled to the payment of his base salary through the later of the end of the initial term or six months from the date of termination. If the termination occurs during a renewal term, Entrade will pay him a lump sum equal to the sum of his base salary for a period of six months at the effective date of termination.

CHANGE OF CONTROL:   In the event of a change of control of Entrade as
defined in the agreement, Mr. Smagley would be entitled to receive a lump-sum payment equal to his base salary at its then current rate for a period of 24 months.


CARRIE L. SHEA EMPLOYMENT AGREEMENT

On March 9, 2000, Entrade entered into a letter agreement with Carrie L. Shea. Under the agreement, Ms. Shea agreed to become Executive Vice President of Business Development and Marketing of Entrade. The following is a summary of the terms of the employment agreement.

TERM:                The initial term ends December 31, 2002.  Commencing
January 1, 2003 and each anniversary after this date, the term is automatically extended for one additional year unless either party gives 90 days' advanced written notice that she or it does not desire to extend the term for the additional one-year period.

CASH COMPENSATION:   Base salary of $200,000 per year.

STOCK OPTIONS:       Option to purchase 150,000 shares of Entrade common
stock at $22.3125, exercisable as to 50,000 shares commencing November 11, 2000, 50,000 additional shares commencing November 11, 2001, and 50,000 additional shares commencing November 11, 2002, all exercisable until November 10, 2009.

COMPENSATION
REIMBURSEMENT:       Entrade has agreed to pay Ms. Shea a bonus of $25,000
during the first quarter of 2000 to compensate her for forfeiture of compensation to which she would have been entitled from her previous employer.

TERMINATION:         If Entrade terminates her employment during the
initial term other than for cause or she terminates the agreement during the initial term for good reason, Ms. Shea is entitled to the payment of her base salary through the later of the end of the initial term or six months from the date of termination. If the termination occurs during a renewal term, Entrade will pay her a lump sum equal to the sum of her base salary for a period of six months at the effective date of termination.

CHANGE OF CONTROL:   In the event of a change of control of Entrade as
defined in the agreement, Ms. Shea would be entitled to receive a lump-sum payment equal to his base salary at its then current rate for a period of 24 months.


ANTHONY E. ROTHSCHILD EMPLOYMENT AGREEMENT

On October 22, 1999, Entrade entered into an agreement with Anthony E. Rothschild. Under the agreement, Mr. Rothschild agreed to become General Counsel of Entrade. The following is a summary of the terms of the employment agreement.

TERM:                The initial term ends December 31, 2002.  Commencing
January 1, 2003 and each anniversary after this date, the term is automatically extended for one additional year unless either party gives 90 days' advanced written notice that he or it does not desire to extend the term for the additional one-year period.

CASH COMPENSATION:   Base salary of $150,000 per year, subject to increase
at the discretion of the Entrade board of directors. In addition, Mr. Rothschild received a cash bonus of $12,500 for 1999 and will receive a cash bonus of no less than $25,000 for calendar year 2000.

STOCK OPTIONS:       Option to purchase 100,000 shares of Entrade common
stock at $19.1875, exercisable as to 33,333 shares commencing November 8, 2000, 33,333 additional shares commencing November 8, 2001, and 33,334 shares commencing November 8, 2002, all exercisable until November 7, 2009.

TERMINATION:         If Entrade terminates his employment during the
initial term other than for cause or he terminates the agreement during the initial term for good reason, Mr. Rothschild is entitled to the payment of his base salary through the later of the end of the initial term or six months from the date of termination. If the termination occurs during a renewal term, Entrade will pay him a lump sum equal to the sum of his base salary for a period of six months at the effective date of termination.

CHANGE OF CONTROL:   In the event of a change of control of Entrade as
defined in the agreement, Mr. Rothschild would be entitled to receive a lump-sum payment equal to his base salary at its then current rate for a period of 24 months.

STOCK OPTION PLANS

THE 1985 AND 1996 OPTION PLANS

The Restated 1985 Stock Option Plan and 1996 Stock Option Plan provide for the grant of options to purchase Entrade common stock that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code and non-qualified options to key employees and non-employee directors of Entrade, its subsidiaries and affiliated entities.

As of December 31, 1999, Entrade had outstanding options to purchase an aggregate of 252,403 shares of Entrade common stock granted to Entrade's employees under the 1985 Plan at exercise prices of $3.65 and $3.75. All of the options granted under the 1985 Plan are fully vested and expire on either December 19, 2000, September 19, 2001 or January 8, 2003. The 1985 Plan will remain in effect until all options granted under the 1985 Plan have been satisfied by the issuance of shares or the expiration of the outstanding options, but no new options may be granted under the 1985 Plan.

As of December 31, 1999, Entrade had outstanding options to purchase an aggregate of 1,855,351 shares of Entrade common stock under the 1996 Plan at exercise prices ranging from $4.75 to $22.3125.

An aggregate of 39,000 shares of Entrade common stock remain available for grant under the 1996 Plan as of December 31, 1999.

THE 1996 DISINTERESTED DIRECTORS STOCK OPTION PLAN

As of December 31, 1999, Entrade had outstanding nonqualified options to purchase an aggregate of 85,000 shares of Entrade common stock granted to directors under the 1996 Disinterested Directors Plan at an exercise price of $3.125.

An aggregate of 100,000 shares of Entrade common stock remain available for grant under the 1996 Disinterested Director Plan as of December 31, 1999.

THE 1999 NON-QUALIFIED STOCK OPTION PLAN

As of December 31, 1999, Entrade had outstanding options to purchase an aggregate of 1,600,000 shares of Entrade common stock to Robert D. Kohn, and three current employees of entrade.com under the 1999 Non-Qualified Plan at an exercise price of $2.75 per share. The options become exercisable in three equal installments on December 1, 1999, February 18, 2000 and February 18, 2001. The options will expire on the earlier to occur of:

      .     February 23, 2009;

      .     the date of the employee's termination of employment for cause;

      .     the expiration of three months from the date of the employee's termination other than for cause or from the date of the employee's voluntary resignation unless the termination results from the employee's retirement, death or disability; or

      .     the expiration of one year from the date of the employee's termination by reason of his retirement, death or disability.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

The Entrade board of directors reviewed and approved the compensation of Mark F. Santacrose, the President and Chief Executive Officer of Entrade. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors. See "Related Party Transactions" for a description of various transactions and relationships between Entrade and certain directors.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Entrade's executive compensation program is administered by the compensation committee of Entrade's board of directors, which has responsibility for all aspects of the compensation program for the executive officers of Entrade. Currently, the committee is comprised of two directors listed at the end of this report, none of whom is an employee of Entrade.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The committee's primary objective is to establish and administer programs to attract, retain, and motivate skilled and talented executives, and align their compensation with Entrade, Entrade's e-commerce marketplaces, achievement of results from business strategies and growth in shareholder value. The committee has established, and the board of directors has endorsed, an executive compensation philosophy for Entrade which includes the following elements:

      .     An emphasis on stock incentives to closely align the interests of executives with the long-term interests of shareholders;

      .     A "pay-for-performance" orientation under which a portion of total compensation reflects corporate, business unit and individual performance;

      . An emphasis on total compensation under which base salaries and cash incentives are generally targeted at or near median competitive levels in the B2B e-commerce industry, but which provides opportunities, including stock incentives, to achieve greater than median compensation if corporate and individual performance are both superior;

      .     An appropriate balance of annual and long-term compensation which facilitates retention of talented executives and rewards long-term strategic results; and

      .     An emphasis on increasing the proportion of an executive's total compensation at risk through the use of stock and other performance incentives, and decreasing the proportion of compensation based on salary and their benefits.


      COMPENSATION POLICIES AND PROCEDURES

Annual compensation for Entrade's executive officers consists of three elements: a cash salary, cash bonuses and stock option grants. The salary range for an executive will be market-based and commensurate with the responsibilities of his/her position. Salary ranges generally will be established at or near the median of salaries paid for comparable positions based upon compensation data the committee extracts from surveys of comparable companies. The committee will review base salaries for executives annually and will make adjustments based on individual and corporate performance, the competitive market and internal fairness considerations.

Annual cash incentive opportunities will be provided to executives. Awards will be based on corporate, e-commerce marketplace and individual performance.

Stock option grants for executive officers consist of an initial grant when the executive commences employment but does not include annual grants at the end of each calendar year.

In selecting new executive officers, the committee considers the specific needs of Entrade and the expertise and special skills offered by a candidate. The committee then determines starting compensation based on its assessment of the compensation package needed to attract executive officers to a development stage company. Compensation of continuing executive officers is also reviewed periodically against this assessment. As a result, the committee may deviate from its standard philosophy and recommend compensation packages in the upper range of cash and equity compensation paid to executive officers by companies of comparable size in similar industries.

Based on the foregoing policies, the committee makes its recommendations to the board of directors, which ultimately determines each executive officer's compensation package.

      COMPENSATION OF CHIEF EXECUTIVE OFFICER

Mark F. Santacrose became President and Chief Executive Officer of Entrade in September 1999. Under the leadership of Mr. Santacrose, Entrade achieved specific milestones during 1999 including, among other things:
(i) the successful merger of Artra Group Incorporated with a wholly-owned subsidiary of Entrade; (ii) the acquisition of a majority equity interest in printeralliance.com, Inc.; (iii) the acquisition of a minority interest in pricecontainer.com, Inc.; (iv) the acquisition of Public Liquidation Systems, Inc. and Asset Liquidation Group, Inc., Entrade's Nationwide subsidiaries; and (v) the negotiation and execution of an agreement to increase Entrade's equity position in assetrade.com, Inc. Also during 1999, Mr. Santacrose was instrumental in Entrade's progress towards the achievement in the first quarter of 2000 of the following results: (a) the reaching of an agreement to acquire 15% of the issued and outstanding shares of ATM Service, Ltd.; (b) the development and launch of TruckCenter.com, Inc.; (c) the acquisition of a minority interest in TradeTextile.com, Inc.; (d) the organization and creation of AssetControl.com, L.L.C.; (e) the reaching of an agreement to create Entrade Asia Pacific Pty Ltd. and (f) the completion of Entrade's private placement of its common stock.

Mr. Santacrose's 1999 compensation package consisted of a salary of $250,000 which was assumed by Entrade as of September, 1999, and a bonus of $150,000, $100,000 of which was paid to compensate him for forfeiture of compensation for which he would have been entitled from his previous employer and $50,000 of which was paid with respect to his performance in 1999. Entrade assumed all of Artra's obligations under an option granted to Mr. Santacrose to purchase 200,000 shares of Entrade common stock at $10 per share, exercisable for ten years commencing June 28, 1999 an option to purchase 100,000 shares at $12.875 exercisable commencing June 28, 2000 until June 28, 2009.

      POLICIES WITH RESPECT TO DEDUCTIBILITY OF COMPENSATION

Recognizing that competitive compensation levels for senior executive officers at a corporations such as Entrade may exceed the $1,000,000 deduction limit of Section 162(m) of the Code, it is Entrade's policy, subject to exceptions in the discretion of the committee, to structure executive compensation plans to maximize the deductibility of executive compensation by minimizing the compensation subject to this limit.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on shares of Entrade common stock with the cumulative return on the Dow Jones Equity Market Index and the Dow Jones Other Industrial and Commercial Services Index for the period beginning September 23, 1999, which is the date of the merger of Artra and a wholly owned subsidiary of Entrade, and ended December 31, 1999, assuming dividend reinvestment.

                                                           Dow Jones Other
                                        Dow Jones           Industrial &
                                         Equity              Commercial
                    Entrade           Market Index         Services Index
                  ----------          -------------       -----------------

     9/24/99         $100                 $100                  $100
     12/31/99       $240.44              $115.94               $131.58

Source: Dow Jones, Inc. (609) 520-4000.


SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that officers and directors of Entrade, as well as persons who own more than 10% of a class of equity securities of Entrade, file reports of their ownership of those securities, as well as monthly statements of changes in the person's ownership, with Entrade and the Commission. Based upon reports filed with Entrade since September 1999, Entrade believes that these persons filed all reports required under Section 16(a) during 1999 on a timely basis, except for Messrs. Miller, Rothschild and Smagley, Ms. Shea and WorldWide, who made late filings of initial reports on Form 3, and John Harvey, who made a late filing of a report on Form 4.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 21, 2000, the amount and percentage of Entrade common stock owned by (a) each person who is known by Entrade to own beneficially more than 5% of the outstanding shares of Entrade common stock, (b) each director, (c) each executive officer named in the Summary Compensation Table, and (d) all executive officers and directors of Entrade as a group.

Name of                               Number of Shares          Percent of
Beneficial Owner                      Beneficially Owned          Class
----------------                      ------------------        ----------

5% HOLDERS:

WorldWide(1)                                   1,800,000            10.83%

Don Haidl(2)                                   1,477,523             8.89%

DIRECTORS AND EXECUTIVE OFFICERS:


John Harvey(3)                                   793,034             4.70%

Peter R. Harvey(4)                               654,804             3.90%

Gerard M. Kenny(5)                               109,580                 *

Maynard K. Louis(6)                               79,560                 *

Edward A. Celano(7)                               39,372                 *

Howard R. Conant(8)                              326,500             1.96%

Robert L. Johnson(9)                              23,639                 *

Mark F. Santacrose(10)                           222,500             1.32%

Corey Schlossmann(11)                            385,731             2.29%

John K. Tull(12)                                  43,087                 *

All directors and officers
as a group (16 persons) (13)                   3,033,245            16.19%


  *  Less than 1% of the outstanding shares.

(1) WorldWide's business address is 521 Fellowship Road, Suite 130, Mount Laurel, New Jersey 08054.

(2) Mr. Haidl's business address is 13005 East Temple Avenue, City of Industries, California 91746. The shares of Entrade common stock owned by Mr. Haidl consist of 477,523 shares held directly by him and 1,000,000 shares held for the benefit of Mr. Haidl by Capital Direct Trust.

(3) The shares of Entrade common stock beneficially owned by Mr. Harvey consist of 518,122 shares held directly by him or in the Harvey family trust (with respect to which he holds voting and investment power), 5,632 shares held by Mr. Harvey's wife, 7,452 shares held in his 401(k) plan, 47,500 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 131,000 shares issuable under an option which expires October 4, 2006 at an exercise price of $5.25 per share, 35,000 shares issuable under an option which expires January 6, 2009 at an exercise price of $4.75 per share and an aggregate of 48,378 shares issuable under warrants expiring at various dates in 2000 and 2001 at exercise prices of $4.25 per share to $6.25 per share received in 1995 and 1996 as additional compensation for 1995 and 1996 short-term loans.

(4) The shares of Entrade common stock beneficially owned by Mr. Harvey consist of 461,377 shares held directly by him, 600 shares owned by his wife, 634 shares held in his 401(k) plan, 7,193 shares held in his individual retirement account, 20,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, 15,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share and 150,000 shares issuable under an option which expires January 6, 2009 at an exercise price of $4.75 per share.

(5) The shares of Entrade common stock beneficially owned by Mr. Kenny consist of 2,668 shares held by Kenny Construction Company, 89,412 shares held by Clinton Industries, 12,500 shares issuable under an option which expires May 28, 2008 at an exercise price of $3.125 per share, 2,500 shares issuable under an option which expires February 1, 2009 at an exercise price of $5.375 per share and 2,500 shares issuable under an option which expires February 1, 2010 at an exercise price $40.00 per share. Mr. Kenny is Executive Vice President, Director and beneficial owner of 16.66% of the issued and outstanding stock of Kenny Construction Company. He is also the General Partner and a 14.28% beneficial owner of Clinton Industries, a limited partnership.

(6) The shares of Entrade common stock beneficially owned by Mr. Louis consist of 43,160 shares held directly by him, 12,500 shares issuable under an option which expires May 28, 2008 at an exercise price of $3.125 per share, 2,500 shares issuable under an option which expires February 1, 2009 at an exercise price of $5.375 per share, a warrant to purchase 22,000 shares of Entrade common stock at a price of $8.00 per share which warrant expires on June 13, 2001 and 2,500 shares issuable under an option which expires February 1, 2010 at an exercise price $40.00 per share.

(7) The shares of Entrade common stock beneficially owned by Mr. Celano consist of 21,872 shares held directly by him, 12,500 shares issuable under an option which expires May 28, 2008 at an exercise price of $3.125 per share, 2,500 shares issuable under an option which expires February 1, 2009 at an exercise price of $5.375 per share and 2,500 shares issuable under an option which expires February 1, 2010 at an exercise price $40.00 per share.

(8) The shares of Entrade common stock beneficially owned by Mr. Conant consist of 295,000 shares held directly by him, 20,000 shares in his individual retirement account and 2,500 shares issuable under an option which expires February 1, 2010 at an exercise price $40.00 per share. Mr. Conant's wife holds 9,000 shares of Entrade common stock.

(9) The shares of Entrade common stock beneficially owned by Mr. Johnson consist of 6,139 shares held directly by him, 12,500 shares issuable under an option which expires May 28, 2008 at an exercise price of $3.125 per share, 2,500 shares issuable under an option which expires February 1, 2009 at an exercise price of $5.375 per share and 2,500 shares issuable under an option which expires February 1, 2010 at an exercise price $40.00 per share.

(10) The shares of Entrade common stock beneficially owned by Mr. Santacrose consist of 10,000 shares owned by him directly, 10,000 shares issuable under an option which expires January 6, 2009 at an exercise price of $4.75 per share, 2,500 shares issuable under an option which expires February 1, 2009 at an exercise price of $5.375 per share and 200,000 issuable under an option which expires June 28, 2009 at an exercise price of $10 per share.

(11) The shares of Entrade common stock beneficially owned by Mr. Schlossmann consist of 128,731 shares held directly by him and 57,000 shares held for the benefit of Mr. Schlossmann by Core Capital IV Trust and 200,000 shares issuable under an option which expires October 15, 2009 at an exercise price of $9.00 per share.

(12) The shares of Entrade common stock beneficially owned by Mr. Tull consist of 28,087 shares held directly by him, 10,000 shares issuable under an option which expires January 6, 2009 at an exercise price of $4.75 per share, 2,500 shares issuable under an option which expires February 1, 2009 at an exercise price of $5.375 per share and 2,500 shares issuable under an option which expires February 1, 2010 at an exercise price $40.00 per share.

(13) The shares of Entrade common stock held by this group include an aggregate of 1,156,279 shares that these persons have the right to purchase under currently exercisable stock options and warrants.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ROBERT D. KOHN AND WORLDWIDE

Mr. Kohn served as Chief Executive Officer, President and Chairman of WorldWide until September 1999 and as president of entrade.com and a director of Entrade and entrade.com until April 2000. As of July 20, 1999, Mr. Kohn owned 4,800,000 shares, or approximately 10% of the outstanding shares of common stock of WorldWide. Prior to the merger of a subsidiary of Entrade into Artra in September 1999, WorldWide owned 90% of the outstanding shares of Entrade common stock and currently owns approximately 10.83% of the outstanding shares of Entrade common stock. The shares of WorldWide owned by Mr. Kohn include 475,000 shares issued in 1999 in connection with the assignment to Energy Trading Company in 1998 of his 4.5% ownership interest in BarterOne LLC and other accrued, unpaid compensation and benefits relative to his employment by PECO Energy, the parent company of Energy Trading Company.

Under the merger agreement, for as long as WorldWide's percentage ownership of Entrade's common stock calculated on a fully diluted basis is at least 5%, Entrade must use its best efforts to cause WorldWide's designee who is mutually acceptable to WorldWide and Entrade's board of directors to be elected to the Entrade board of directors.

Concurrently with the execution of the merger agreement, Entrade acquired intellectual property necessary for the conduct of entrade.com's e-commerce business and 25% of the shares of the voting common stock of asseTrade.com from WorldWide in exchange for 1,800,000 shares of Entrade common stock, $800,000 in cash and a note for $500,000, which note was paid upon the closing of the merger.

On February 16, 1999, Entrade issued to Energy Trading Company 200,000 shares of Entrade common stock, and paid Energy Trading Company $100,000 in cash upon closing of the merger in September 1999, in exchange for retained rights Energy Trading Company held in entrade.com's e-commerce business.

Artra also agreed with both WorldWide and Energy Trading Company that it would provide a minimum of $4,000,000 in funding for entrade.com. Under separate loan agreements, Artra agreed to loan Entrade up to $2,000,000 to fund the $800,000 cash payment to WorldWide and provided funding for entrade.com until the closing of the merger.

The total consideration for the purchased assets, therefore, was 2,000,000 shares of Entrade common stock and an aggregate of $5,400,000 in cash and committed funding.

In August 1999, WorldWide agreed to loan to Entrade up to $500,000 to fund Entrade's operations from the date of the loan to the closing date under the merger agreement. The principal amount of approximately $405,000 was repaid to WorldWide on the closing date of the merger.

In December 1998, entrade.com licensed its Mars And Orbit Software to asseTrade.com. Mr. Kohn is Chief Executive Officer of asseTrade.com. Pursuant to the terms of the software license agreements, entrade.com and asseTrade.com agreed to pay the other 20% of the gross profits derived from any business referred by the other party. Additionally, asseTrade.com, Henry Butcher International and Michael Fox International agreed to use entrade.com exclusively for all of their on-line business applications and entrade.com and Positive Asset Remarketing agreed to use asseTrade.com, Henry Butcher International and Michael Fox International exclusively for their disposition of corporate assets made in connection with any auctions and private treaty sales.

In March 2000, entrade.com licensed its Entrade Transaction Software to asseTrade.com. Pursuant to a separate letter agreement, entrade.com and asseTrade.com terminated their obligation to share 20% of the gross profits derived from any business referred by the other party. Additionally, pursuant to the letter agreement, asseTrade.com, Henry Butcher International and Michael Fox International terminated their obligation to use entrade.com exclusively for all of their on-line business applications and entrade.com and Positive Asset Remarketing terminated their obligation to use asseTrade.com, Henry Butcher International and Michael Fox International exclusively for their disposition of corporate assets made in connection with any auctions and private treaty sales.

In September 1999, entrade.com licensed its transaction software to ATM Service, Ltd., (d/b/a ATMCenter.com), of which WorldWide owns approximately 52%. In exchange for the license of entrade.com's transaction software, entrade.com is to receive $1,500,000, payable in the form of trade credits and monthly royalties computed upon the number of transactions generated using the licensed software.

On December 31, 1999, pursuant to the terms of a merger agreement, a wholly owned subsidiary of Entrade agreed to merge into Positive Asset Remarketing, with the surviving corporation becoming a wholly owned subsidiary of Entrade. The primary asset of Positive Asset Remarketing is its ownership interest of 14.04%, on a fully diluted basis, of asseTrade.com. Upon consummation of the merger, the aggregate outstanding common stock of Positive Asset Remarketing was to be converted into 900,000 shares of common stock of Entrade. If the merger was consummated, Mr. Kohn, a former director of Entrade, former President of entrade.com and Chief Executive Officer of asseTrade.com, would have received 450,000 shares of Entrade common stock (or 500,000 based on timing), in exchange for his 50% ownership interest in Positive Asset Remarketing.

On April 12, 2000, after Mr. Kohn had resigned as a director of Entrade and President of entrade.com, Entrade entered into a stock purchase agreement with Positive Asset Remarketing, Mr. Kohn and certain other parties, pursuant to which Entrade terminated the prior merger agreement with Positive Asset Remarketing and agreed to acquire from Positive Asset Remarketing 7,350,000 shares of the class A common stock of asseTrade.com in exchange for a cash payment of $3,488,000 and 964,000 shares of Entrade's common stock, subject to adjustment in certain cases. Upon consummation of the transaction, and taking into account the sale of 6,000,000 shares of class A common stock of asseTrade.com by Entrade to Internet Capital Group, Inc. on April 20, 2000, Entrade's equity interest in asseTrade.com, computed on a fully diluted basis, will be approximately 16.62%.

JOHN HARVEY

The John Harvey Family Trust is the owner of the real estate at 500 Central Avenue, Northfield, Illinois, the corporate offices of Entrade. The trust acquired the real estate in September 1996. Pursuant to a lease agreement dated as of January 1, 2000 between the trust and Entrade, Entrade leases approximately 12,700 square feet at the location at an annual rental of $279,246, subject to annual increases based upon the consumer price index, for a period of 5 years. In the opinion of Entrade's management, the rental obligations of Entrade to the trust under its lease do not exceed the fair market value for similar rentals. John Harvey is the grantor and beneficiary of the trust.

Pursuant to a lease agreement dated as of January 1, 2000 between the John Harvey Family Trust and Artra, Artra leases approximately 800 square feet at 500 Central Avenue, Northfield, Illinois, at an annual rental of $17,600, subject to annual increases based upon the consumer price index, for a period of 5 years.

DON G. HAIDL AND COREY P. SCHLOSSMAN

In September 1990, Mr. Haidl, the beneficial owner of 8.89% of the outstanding shares of Entrade common stock, and two unaffiliated persons agreed to lease a portion of the premises located at 13005 East Temple Avenue, City of Industry, California, to Asset Liquidation Group, one of the constituent companies of Nationwide. Pursuant to the lease agreement, Nationwide is obligated to, among other things, pay the mortgagee of the premises $11,715.44 per month until the end of the original term of the lease agreement and pay Mr. Haidl and each of the other two property owners $4,497.14 per month for the first five years of the original term of the lease agreement, $5,500 per month for the remaining two years of the original term of the lease agreement, and $7,000 per month for each year of any option period.

In October 1999, Entrade acquired its Nationwide subsidiaries from Don G. Haidl, Corey P. Schlossmann and their affiliates for an aggregate of 1,570,000 shares of Entrade common stock, unsecured promissory notes in the aggregate principal amount of $18,800,000, and an aggregate of $6,000,000 in cash. In January 2000, in accordance with the stock purchase agreement pursuant to which Entrade acquired its Nationwide subsidiaries, notes with a principal balance of approximately $4,800,000 plus accrued interest were converted into 278,985 shares of Entrade common stock. Under the remaining notes, with principal amounts of $12,600,000 and $1,400,000, Entrade is to pay to Mr. Haidl and Mr. Schlossmann $3,150,000 and $350,000, respectively, on April 1, 2000, $3,150,000 and $350,000, respectively, on October 1, 2000, and $6,300,00 plus accrued but unpaid interest and $700,000 plus accrued but unpaid interest, respectively, on October 1, 2001.

Entrade has entered into promissory note satisfaction agreements with Mr. Haidl and Mr. Schlossmann pursuant to which the remaining notes will be satisfied through the acceleration of certain payments due under the notes and, subject to shareholder approval, the conversion of the notes into 265,621 shares of Entrade common stock, of which an aggregate of 239,059 shares will be issued to Mr. Haidl and his agent and an aggregate of 26,562 shares will be issued to Mr. Schlossmann.

                                   SIGNATURE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this Amendment No. 2 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ENTRADE INC.


                               By:   /s/ MARK F. SANTACROSE
                                     ------------------------------
                                     Mark F. Santacrose
                                     President, Director and
                                     Chief Executive Officer


Dated:  April 28, 2000