Form 10-Q
period 2000-03-31
ENTRADE INC
filed 2000-05-22
CIK 897265

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number 1-15303



                                 ENTRADE INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)



      Commonwealth of Pennsylvania                         52-2153008
      --------------------------------                  ------------------
       State or other jurisdiction                      I.R.S. Employer
      of incorporation or organization                  Identification No.



      500 Central Avenue, Northfield, IL                      60093
      --------------------------------------                 --------
      Address of principal executive offices                 Zip Code



Registrant's telephone number, including area code:   (847) 784-3300



                                Not Applicable
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]    No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                           Outstanding at April 30, 2000
-------------------------------            ------------------------------
Common Stock, without par value                  17,690,779

                                 ENTRADE INC.

                                     INDEX



                                                                     Page
                                                                    Number
                                                                    ------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
            March 31, 2000 and December 31, 1999 . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations
            Three Months Ended March 31, 2000 and
            March 31, 1999 . . . . . . . . . . . . . . . . . . . . . .   5

          Condensed Consolidated Statement of Changes
            in Shareholders' Equity (Deficit)
            Three Months Ended March 31, 2000. . . . . . . . . . . . .   6

          Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2000 and
            March 31, 1999 . . . . . . . . . . . . . . . . . . . . . .   8

          Notes to Condensed Consolidated Financial Statements . . . .   9

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . .  25

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk. . . . . . . . . . . . . . . . . . . . .  30


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  31

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . .  31

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  32


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                         ENTRADE INC AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                    ASSETS
                                    ------
                                               MARCH 31,        DECEMBER 31,
                                                 2000              1999
                                              -----------       -----------
                                              (Unaudited)        (Audited)
Current assets:
  Cash and cash equivalents. . . . . . .      $    37,995             9,667
  Receivables, less allowance for
    doubtful accounts of $10 in
    2000 and 1999. . . . . . . . . . . .            2,107               812
  Inventories. . . . . . . . . . . . . .               51             --
  Available-for-sale securities. . . . .            3,242             4,386
  Other. . . . . . . . . . . . . . . . .              603               461
                                              -----------      ------------
        Total current assets . . . . . .           43,998            15,326
                                              -----------      ------------
Property, plant and equipment,
  net of accumulated depreciation
  of $300 and $178, respectively . . . .            8,159             7,363

Other assets:
  Intangibles, principally excess
    of cost over net assets
    acquired, net of accumulated
    amortization, of $2,161 and
    $1,088, respectively . . . . . . . .           53,321            54,394
  Investment in and advances to
    affiliates . . . . . . . . . . . . .           14,850             3,554
  Other. . . . . . . . . . . . . . . . .              213               121
                                               ----------        ----------
        Total assets . . . . . . . . . .       $  120,541            80,758
                                               ==========        ==========

                                  LIABILITIES
                                  -----------

Current liabilities:
  Notes payable. . . . . . . . . . . . .        $   2,999             1,229
  Current maturities of long-term
    debt, including amounts due
    to related parties of $0 in
    2000 and $7,000 in 1999. . . . . . .              131             9,364
  Cash overdraft . . . . . . . . . . . .            --                  473
  Accounts payable . . . . . . . . . . .            6,286             1,345
  Accrued expenses . . . . . . . . . . .            2,237             2,850
  Income taxes payable . . . . . . . . .            1,084             1,081
  Liabilities of discontinued
    operations . . . . . . . . . . . . .            3,875             3,875
  Obligations expected to be settled
    by the issuance of common stock
    to related parties . . . . . . . . .            3,500             --
                                               ----------        ----------
        Total current liabilities. . . .           20,112            20,217
                                               ----------        ----------

                         ENTRADE INC AND SUBSIDIARIES

                       (In thousands, except share data)


                                               MARCH 31,        DECEMBER 31,
                                                 2000              1999
                                              -----------       -----------
                                              (Unaudited)        (Audited)

Long-term debt . . . . . . . . . . . . .              996             7,978
Obligations expected to be settled
  by the issuance of common stock
  to related parties . . . . . . . . . .            7,000             4,743
Commitments and contingencies. . . . . .            --                --
                                               ----------        ----------
        Total liabilities. . . . . . . .           28,108            32,938
                                               ----------        ----------

Mandatorily redeemable convertible
  preferred stock. . . . . . . . . . . .           20,047             --


                             SHAREHOLDERS' EQUITY
                             --------------------

Preferred stock, $1,000 par value,
  authorized 4,000,000 shares;
  no shares issued or outstanding

Common stock, no par value;
  authorized 40,000,000 shares;
  issued 16,618,173 shares in 2000
  and 15,082,186 shares in 1999
Additional paid-in capital . . . . . . .          152,947           119,539
Deferred stock compensation. . . . . . .           (4,254)           (4,929)
Unrealized appreciation of
  investments. . . . . . . . . . . . . .            5,962             7,106
Accumulated deficits . . . . . . . . . .          (82,269)          (73,896)
                                               ----------        ----------
        Total shareholders' equity . . .           72,386            47,820
                                               ----------        ----------

        Total liabilities and
          shareholders' equity . . . . .       $  120,541            80,758
                                               ==========        ==========




















              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                         ENTRADE INC AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited in thousands, except per share data)


                                                   Three Months Ended
                                               --------------------------
                                               March 31,        March 31,
                                                 2000             1999
                                              ----------      -----------

Net revenues . . . . . . . . . . . . . .      $    3,830            --
                                              ----------       ----------

Costs and expenses:
  Cost of goods sold, exclusive of
    depreciation and amortization. . . .           1,556            --
  Selling, general and administrative,
    exclusive of $675 and $300 of
    compensation related to stock
    options. . . . . . . . . . . . . . .           7,823            1,054
  Compensation related to stock
    options. . . . . . . . . . . . . . .             675              300
  Depreciation . . . . . . . . . . . . .             122            --
  Amortization of goodwill . . . . . . .           1,073            --
                                              ----------       ----------
                                                  11,249            1,354
                                              ----------       ----------

Operating loss . . . . . . . . . . . . .          (7,419)          (1,354)
                                              ----------       ----------

Other income (expense):
  Interest (expense) income, net . . . .            (168)              86
  Equity loss in affiliates. . . . . . .            (782)           --
  Other income, net. . . . . . . . . . .              33            --
                                              ----------       ----------
                                                    (917)              86
                                              ----------       ----------

Loss before income taxes . . . . . . . .          (8,336)          (1,268)
Provision for income taxes . . . . . . .              (1)           --
                                              ----------       ----------
Net loss . . . . . . . . . . . . . . . .          (8,337)          (1,268)

Dividends applicable to:
  Redeemable preferred stock . . . . . .           --                 (64)
  Mandatorily redeemable convertible
    preferred stock. . . . . . . . . . .             (36)           --
                                              ----------       ----------
Loss applicable to common shares . . . .      $   (8,373)          (1,332)
                                              ==========       ==========

Per share loss applicable to
 common shares:
  Basic and diluted loss applicable
    to common shares . . . . . . . . . .      $    (0.53)           (0.17)
                                              ==========       ==========

  Weighted average number of shares
    of common stock outstanding. . . . .          15,869            7,965
                                              ==========       ==========




              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                                                ENTRADE INC AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                         (Unaudited in thousands, except share data)

                                                                                ACCUMULATED
                                                                 DEFERRED        OTHER                            TOTAL
                            COMMON STOCK          ADDITIONAL      STOCK          COMPRE-                          SHARE-
                       ---------------------       PAID-IN        COMPEN-        HENSIVE      ACCUMULATED         HOLDERS'
                        SHARES       DOLLARS       CAPITAL        SATION         INCOME         DEFICIT           EQUITY
                      ----------     -------      ----------     ---------     -----------    -----------        --------
Balance at
  December 31,
  1999 . . . . . . .  15,082,186       --           $119,539        (4,929)          7,106        (73,896)       $ 47,820
                                                                                                                 --------

Comprehensive loss:
  Net loss . . . . .      --           --              --            --              --            (8,337)         (8,337)
  Net decrease in
   unrealized
   appreciation of
   investments . . .      --           --              --            --             (1,144)         --             (1,144)
                                                                                                                 --------
    Comprehensive
      loss . . . . .                                                                                               (9,481)
                                                                                                                 --------
Other changes in
 shareholders' equity:
  Exercise of
   warrants to pur-
   chase common
   stock . . . . . .      41,167       --                253         --              --             --                253
  Exercise of options
   to purchase
   common stock. . .     995,467       --              3,334         --              --             --              3,334
  Sale of common
   stock, net of
   selling costs . .     220,368       --              6,532         --              --             --              6,532
  Payments of notes
   with issuance of
   common stock. . .     278,985       --              4,743         --              --             --              4,743
  Deferred stock-
   based compensa-
   tion expense
   recognize . . . .      --           --              --              675           --             --                675




                                                ENTRADE INC AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - CONTINUED

                                         (Unaudited in thousands, except share data)


                                                                                ACCUMULATED
                                                                 DEFERRED        OTHER                            TOTAL
                            COMMON STOCK          ADDITIONAL      STOCK          COMPRE-                          SHARE-
                       ---------------------       PAID-IN        COMPEN-        HENSIVE      ACCUMULATED         HOLDERS'
                        SHARES       DOLLARS       CAPITAL        SATION         INCOME        DEFICIT            EQUITY
                      ----------     -------      ----------     ---------     -----------   -----------         --------
  Beneficial conver-
   sion feature from
   issuance of redeem-
   able preferred
   stock . . . . . .      --           --              3,189         --              --               (36)          3,153
  Issuance of war-
   rants to purchase
   common stock. . .      --           --             15,357         --              --             --             15,357
                                                                                                                 --------
    Other changes
     in shareholders'
     equity. . . . .                                                                                               34,047
                      ----------    --------        --------      --------        --------       --------        --------
Balance at
  March 31, 2000 . .  16,618,173       --           $152,947        (4,254)          5,962        (82,269)         72,386
                      ==========    ========        ========      ========        ========       ========        ========



The fair value of warrants granted in the first three months of 2000 and in 1999 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                          2000         1999
                         ------       ------

Expected live
  (years). . . . . .        3.7          5.0
Interest rate. . . .       6.0%         6.0%
Volatility . . . . .      59.0%        60.0%
Dividend yield . . .       --           --


               The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ENTRADE INC AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited in thousands)


                                                   Three Months Ended
                                               --------------------------
                                               March 31,        March 31,
                                                 2000             1999
                                              ----------      -----------
Net cash flows used by
  operating activities . . . . . . . . .      $   (2,824)          (2,074)
                                              ----------       ----------

Cash flows from investing activities:
  Advances to NA Acquisition Corp. . . .           --              (1,400)
  Investment in affiliates . . . . . . .          (2,535)           --
  Increase in inventories. . . . . . . .             (51)           --
  Decrease in restricted cash. . . . . .           --                  83
  Additions to property, plant
    and equipment. . . . . . . . . . . .            (918)           --
  Other. . . . . . . . . . . . . . . . .             (92)            (335)
                                              ----------       ----------
Net cash flows used by
  investing activities . . . . . . . . .          (3,596)          (1,652)
                                              ----------       ----------
Cash flows from financing activities:
  Proceeds from exercise of stock
    options and warrants . . . . . . . .           3,587            1,290
  Net proceeds from the sale of
    common stock . . . . . . . . . . . .           7,000            --
  Net decrease in current maturities
    of long-term debt. . . . . . . . . .          (5,715)           --
  Decrease in cash overdraft . . . . . .            (473)           --
  Net proceeds from issuance of
    mandatorily redeemable
    convertible preferred stock
    and warrants . . . . . . . . . . . .          28,579            --
  Proceeds from notes payable. . . . . .           1,770            --
                                              ----------       ----------
Net cash flows provided by
  financing activities . . . . . . . . .          34,748            1,290
                                              ----------       ----------
Increase/(decrease) in cash and
  cash equivalents . . . . . . . . . . .          28,328           (2,436)
Cash and equivalents,
  beginning of period. . . . . . . . . .           9,667           11,753
                                              ----------       ----------
Cash and equivalents, end of period. . .      $   37,995            9,317
                                              ==========       ==========

Supplemental schedule:
  Interest paid. . . . . . . . . . . . .      $      267            --

Non-cash investing and
 financing activities:
  Warrants issued in acquisitions
    of businesses. . . . . . . . . . . .      $    9,544            --
  Warrants issued in exchange for
    services . . . . . . . . . . . . . .             468            --
  Common stock issued to settle
    obligations to related parties . . .           4,743            --
                                              ==========       ==========


              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                         ENTRADE INC AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The Registrant, Entrade Inc. ("Entrade"), formerly NA Acquisition Corp., incorporated in Pennsylvania in February 1999, is a creator of and investor in business-to-business e-commerce marketplaces in targeted industries. Entrade has presented financial reports on a condensed consolidated basis compared to earlier periods of reports of Artra Group Incorporated ("Artra"), a Pennsylvania corporation, which became a wholly owned subsidiary of Entrade as of September 23, 1999 pursuant to the Agreement and Plan of Merger described below. Through November 20, 1998, Artra operated in one industry segment as a manufacturer of packaging products principally serving the food industry. The packaging products business was conducted by Artra's wholly owned subsidiary, Bagcraft Corporation of America ("Bagcraft"), which business was sold on November 20, 1998.

As discussed in Note 2, on February 23, 1999, Artra entered into an agreement with Entrade and WorldWide Web NetworX Corporation ("WorldWide") providing for the merger of a wholly owned subsidiary of Entrade with and into Artra. At the time of the merger, Entrade owned all of the outstanding capital stock of entrade.com, Inc. ("entrade.com") and 25% of the Class A Common Stock of AssetTrade.com, Inc. ("AssetTRADE.com").

On September 22, 1999, Artra's shareholders approved Artra's merger with Entrade and on September 23, 1999, the merger was completed. As a result of the merger, Artra became a wholly owned subsidiary of Entrade, and Entrade's common stock became listed and commenced trading on the New York Stock Exchange under the symbol "ETA" on September 24, 1999.

Entrade is a business-to-business e-commerce development company specializing in the creation of electronic commerce, or "e-commerce" marketplaces. As of March 31, 2000, Entrade has invested in seven e-commerce marketplaces with an eighth pending shareholder approval.

In October 1999, Entrade completed the acquisition of all of the issued and outstanding common stock of Public Liquidations Systems, Inc. and Asset Liquidation Group, Inc., d/b/a Nationwide Auction Systems ("Nationwide"). Nationwide has been in operation for more than 20 years and is one of the nation's largest volume public auction firms in the disposition of municipality, law enforcement, corporate and utility company surplus property, primarily vehicles and equipment. Nationwide also conducts auctions of real property and jewelry.

The portion of net revenue in the statement of operations related to auction and/or sales transactions represents the commission earned on such transactions rather than the gross transaction value. The gross transaction value for the three months ended March 31, 2000 for Entrade's affiliated companies totaled approximately $27,000,000.

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the annual report on Form 10-K. Accordingly, the accompanying condensed consolidated financial statements should be read in conjunction with the Entrade annual report on Form 10-K for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 1999 was derived from the audited consolidated financial statements included in the Entrade annual report on Form 10-K.

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly its financial position as of March 31, 2000, and the results of operations and changes in cash flows for the three-month period ended March 31, 2000 and March 31, 1999. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments.

In addition, these quarterly results of operations are not necessarily indicative of those expected for the full fiscal year. The accompanying condensed consolidated financial statements reflect reclassifications of prior year amounts to conform to current year presentation.


NOTE 2.  CHANGE OF BUSINESS

ENTRADE

On February 23, 1999, Artra entered into an Agreement and Plan of Merger (the "Merger Agreement") with Entrade, WorldWide, and WWWX Merger Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Entrade. Terms of the Merger Agreement required the Merger Sub to merge into Artra (the "Merger"), with Artra being the surviving corporation for financial reporting purposes.

On September 22, 1999, Artra's shareholders approved the transaction and on September 23, 1999, the Merger was completed. As a result of the Merger, Artra became a wholly owned subsidiary of Entrade, and the common shareholders of Artra became holders of 83% of the common stock of Entrade.

Under the terms of the Merger Agreement, the Artra common shareholders received one share of Entrade no par common stock in exchange for each share of Artra no par common stock. All stock options and warrants issued by Artra and outstanding on the closing date of the Merger were converted on a one for one basis into Entrade stock options and warrants. For financial reporting purposes, Entrade's condensed consolidated financial statements are compared to Artra's and Nationwide's financial statements for earlier periods, with shareholder's equity and share information restated to reflect the effect of the Merger Agreement and the Nationwide acquisition referenced below. All shareholders' equity and share information has been restated to reflect this recapitalization. Entrade's common stock became listed and commenced trading on the New York Stock Exchange under the symbol "ETA" on September 24, 1999.

Entrade owns all of the outstanding capital stock of entrade.com and, as of May 17, 2000, owns 16.62% (computed on a fully diluted basis) of the Class A Common Stock of AssetTRADE.com. entrade.com is an e-commerce software technology subsidiary of Entrade that provides an Internet-based business-to-business transaction engine and related e-commerce solutions for target markets. AssetTRADE.com provides business-to-business online services that facilitate the remarketing of industrial machinery, equipment and parts. These services are designed to enhance the current operation of asset recovery teams and procurement groups of industrial companies.

In connection with the execution of the Merger Agreement, on February 23, 1999, Entrade acquired certain software and intellectual property and 25% of the shares of Class A Common Stock of AssetTRADE.com from WorldWide, in exchange for 1,800,000 shares of Entrade common stock, $800,000 in cash and a note for $500,000, paid upon the consummation of the Merger. On
February 16, 1999, Entrade had agreed with Energy Trading Company, a wholly-owned subsidiary of Peco Energy Company, to issue to Energy Trading Company 200,000 shares of Entrade common stock, and to pay Energy Trading Company $100,000, paid upon the consummation of the Merger, in exchange for certain retained rights Energy Trading Company held in the assets purchased

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


by Entrade. Entrade also agreed with both WorldWide and Energy Trading Company that it would provide a minimum of $4,000,000 in funding for entrade.com. Under separate loan agreements, Artra agreed to lend Entrade up to $2,000,000 and advance an additional $250,000 to fund the $800,000 cash payment to WorldWide and to provide funding for entrade.com until the consummation of the Merger. Under the Merger Agreement, Artra also agreed to guarantee the $4,000,000 funding for entrade.com.

In August 1999, WorldWide agreed to lend Entrade up to $500,000 to fund Entrade's operations for the period from the date of the loan to the closing date under the Merger Agreement. Borrowings totaling $405,000 were repaid to WorldWide prior to closing the Merger.

The acquisition has been accounted for as a purchase. The operating results of the acquired entities have been included in Entrade's condensed consolidated financial statements since the effective date of acquisition, and the acquired entities losses for the period from February 23, 1999 until the effective date of the Merger in September 1999 have also been reflected in Entrade's condensed consolidated financial statements. The amount of the purchase price allocated to intangible assets acquired of approximately $10 million is being amortized over five years.

WorldWide, which holds 1,800,000 shares of Entrade common stock, is subject to a lockup under the Merger Agreement for sales or transfers of its Entrade shares until the first anniversary after the closing of the Merger, subject to (a) exceptions for pledges or the distribution of up to 25% of the Entrade shares to WorldWide's shareholders and (b) an agreement entered into in April 2000 between Entrade and WorldWide that permits WorldWide to sell up to 50,000 shares of Entrade common stock in each month prior to the first anniversary after the closing of the Merger. Subject to the lockup provision applicable to WorldWide, WorldWide shareholders that receive the distribution may utilize Rule 144 to sell shares.

NATIONWIDE

In October 1999, Entrade completed the acquisition of all of the issued and outstanding common stock of Public Liquidations Systems, Inc. and Asset Liquidation Group, Inc., d/b/a Nationwide Auction Systems ("Nationwide"). Nationwide has been in operation for more than 20 years and is one of the nation's largest volume public auction firms in the disposition of municipality, law enforcement, corporate and utility company surplus property, primarily vehicles and equipment. Nationwide also conducts auctions of real property and jewelry. Nationwide conducts its auctions at its facilities or at off-site locations. Nationwide has six auction facilities located in California, Missouri, Delaware, New Mexico and Georgia.

The consideration paid for Nationwide consisted of cash of $6,000,000; 1,570,000 shares of Entrade common stock; short-term promissory notes (the "Notes") in the principal amount of $4,800,000; and promissory notes (the "Term Notes") in the principal amount of $14,000,000, with a final maturity of October 1, 2001. The Notes and the Term Notes provide for interest at an annual rate of 8%. Entrade also issued 80,000 shares of Entrade common stock in payment of fees to its agent in connection with the closing of the transaction.

In January 2000, the Notes, net of amounts due from a selling shareholder of $139,000, plus accrued interest, were converted into 278,985 shares of Entrade common stock. Accordingly, at December 31, 1999, net amounts due on the Notes plus accrued interest were reclassified in Entrade's consolidated balance sheet as obligations expected to be settled by the issuance of common stock. The total amount reclassified, including accrued interest, was $4,743,000.

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In March 2000, Entrade entered into an agreement with the Nationwide selling shareholders to convert the Term Notes with a remaining principal balance of approximately $10,500,000 into 265,621 shares of Entrade common stock. The Term Notes originally provided for principal payments of $3,500,000 in October 2000 and $7,000,000 in October 2001. Completion of this transaction is subject to approval by Entrade shareholders. See
Note 10 "Subsequent Events - Amendment to Note Satisfaction Agreement" for a description of the current status of the Term Notes.

The Nationwide acquisition has been accounted for as a purchase. The operating results of Nationwide have been included in Entrade's condensed consolidated financial statements since the effective date of acquisition. The amount of the purchase price allocated to intangible assets acquired, principally goodwill, of approximately $45 million is being amortized over 20 years.

Holders of approximately 1,848,985 shares of common stock that were issued in the Nationwide acquisition are prohibited from selling more than 978,985 shares until May 31, 2000, subject to adjustment in certain circumstances.

OTHER

Effective October 4, 1999, Entrade acquired all of the Series A Preferred Stock of printeralliance.com ("Printeralliance Preferred") for cash of $500,000 and a license to the entrade.com e-commerce software. A privately owned e-commerce company, printeralliance.com was formed in 1999 to establish a buying group of independent commercial printers in order to obtain cost savings on supplies, equipment and other services. The Printeralliance Preferred shares acquired by Entrade are convertible into a 61% common stock ownership interest in printeralliance.com at the option of Entrade. Accordingly, the acquisition has been accounted for as a purchase and the operating results of printeralliance.com have been included in Entrade's condensed consolidated financial statements since the effective date of acquisition. The amount of the purchase price allocated to intangible assets acquired is being amortized over five years. In the first quarter of 2000, Entrade also invested $1,000,000 to acquire additional Printeralliance Preferred shares which are convertible into a 3% common stock ownership interest. This additional investment increased Entrade's equity interest to 64%.

In October 1999, entrade.com licensed its technology to Pricecontainer.com in return for a 15% ownership interest. Pricecontainer.com is establishing itself as an on-line reservation system for a variety of trans-oceanic and maritime logistics services. Entrade accounts for its investment in Pricecontainer.com using the cost method.

utiliparts.com is owned 80% by entrade.com and 20% by AssetTRADE.com. utiliparts.com intends to create an e-commerce marketplace in the utility industry utilizing entrade.com's e-commerce software, to provide investment recovery, internal inventory optimization and asset disposition consulting services.

In January 2000, Entrade entered into an agreement with three individual shareholders to acquire 15% of the issued and outstanding shares of ATM Service, which is a licensee of entrade.com's technology, for shares of Entrade's common stock equal to the greater of 352,941 shares or that number determined by dividing $6,000,000 by the average closing price for the common stock for the five trading days preceding the closing date. ATM Service provides a channel for wholesale redistribution of consumer-oriented goods under the name ATMCenter.com. The transaction is subject to various conditions, including Entrade shareholder approval. WorldWide, the majority owner of ATM Service, is currently the beneficial owner of more than 10% of the outstanding shares of Entrade common stock.

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


On February 10, 2000, Entrade agreed with Associates First Capital Corporation ("Associates") to organize TruckCenter.com, a new company designed to create a business-to-business electronic commerce marketplace for the sale of trucks and related services, including financing, certification, warranty and third party inspection. The TruckCenter.com website was launched on April 15, 2000. For the six-month period following the launch, Associates has agreed to list its truck inventory on the TruckCenter.com website and not on any other website unaffiliated with Associates. Subject to its independent underwriting guidelines, Associates also intends to provide financing for purchasers transacting business over the TruckCenter.com website. Entrade currently owns all of the outstanding common stock of TruckCenter.com. Entrade agreed to invest $3,000,000 in TruckCenter.com in exchange for two convertible notes from TruckCenter.com each with a face amount of $1,500,000 each. Each note is convertible into 10% (computed on a fully diluted basis) of the common stock of TruckCenter.com. Entrade has funded an aggregate of approximately $1,650,000 of the agreed upon $3,000,000 investment with cash and services as of March 31, 2000. Associates has the option to purchase from Entrade 40% (computed on a fully diluted basis) of the common stock of TruckCenter.com at par and has indicated an intent to exercise such right. However, as of May 15, 2000, Associates has not done so. In addition, Associates has the option through the purchase of one of the $1,500,000 convertible notes held by Entrade to acquire an additional 10% (computed on a fully diluted basis) of the common stock of TruckCenter.com.

On February 18, 2000, Entrade's wholly-owned subsidiary, entrade.com, entered into an agreement to acquire 1,011,667 shares of Series A Convertible Preferred Shares, par value $.001 per share, of TradeTextile.com ("TradeTextile Preferred"), a warrant to acquire 288,778 shares of the TradeTextile Preferred and a warrant to acquire 333,609 shares of the TradeTextile Preferred in exchange for $3,500,000, to be paid in installments subject to certain conditions, a warrant to acquire up to 75,000 shares of Entrade common stock and the license to TradeTextile.com of entrade.com's software technology. Pursuant to the terms of the agreement, entrade.com will own 35% of TradeTextile.com on a fully-diluted basis, assuming the full exercise of its warrants to purchase the TradeTextile Preferred. TradeTextile.com, using the entrade.com technology, facilitates the online trading of yarns, fabrics, garments, raw materials, chemicals, and textile quotas, initially targeting the Chinese textile industry.

On March 9, 2000, Entrade agreed with Textron Financial Corporation, a subsidiary of Textron Inc., to organize a new entity to be known as AssetControl.com, which is intended to be a business-to-business electronic commerce marketplace for the sale of surplus industrial equipment, excess inventory and commercial real estate. Entrade owns 38% of AssetControl.com with the remainder owned 47.5% by Textron Financial, 9.5% by ATM Service (a majority owned subsidiary of WorldWide), and 5% by Safeguard Scientifics Inc. As part of the consideration for this agreement, Entrade issued to Textron Financial Corporation a warrant to acquire up to 1,000,000 shares of Entrade common stock. The warrant initially vests 250,000 shares with the remaining 750,000 shares scheduled to vest based upon certain performance standards for AssetControl.com. Entrade may recognize future charges to operations in the event that the market prices on the vesting dates of the 750,000 warrants exceeds the warrant exercise price.


NOTE 3.  INVESTMENT IN ASSETTRADE.COM

On February 23, 1999, Entrade acquired 25% of the outstanding shares of Class A Common Stock of AssetTRADE.com, a provider of business-to-business online services that facilitate the remarketing of industrial machinery, equipment and parts. See Note 10 to the condensed consolidated financial statements "Subsequent Events - Purchase and Sale of AssetTRADE.com Shares" for a description of Entrade's current ownership of AssetTRADE.com shares.

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Summarized financial data for AssetTRADE.com for the three months ended (in thousands) is as follows:

                                                   March 31, December 31,
                                                      2000      1999
                                                  ---------- ------------

          Revenues . . . . . . . . . . . . . .    $    --           --
                                                  ==========   ==========
          Operating loss . . . . . . . . . . .    $   (3,006)      (1,831)
                                                  ==========   ==========
          Net loss . . . . . . . . . . . . . .    $   (2,870)      (1,778)
                                                  ==========   ==========

          Current assets . . . . . . . . . . .    $    7,721        4,719
          Noncurrent assets. . . . . . . . . .           986          283
                                                  ----------   ----------
                                                  $    8,707        5,002
                                                  ==========   ==========

          Current liabilities. . . . . . . . .    $    1,855        1,030
                                                  ==========   ==========
          Noncurrent liabilities . . . . . . .    $    --           --
          Redeemable preferred stock . . . . .        11,500        5,750
          Shareholders' deficit. . . . . . . .        (4,648)      (1,778)
                                                  ----------   ----------
                                                  $    8,707        5,002
                                                  ==========   ==========


NOTE 4.  INVESTMENT IN COMFORCE CORPORATION

At March 31, 2000 and December 31, 1999, Artra owned 1,525,500 shares of common stock of Comforce Corporation ("Comforce"), an ownership interest of approximately 9%, which was classified in Artra's consolidated balance sheet in current assets as "Available-for-sale securities." At March 31, 2000 and December 31, 1999, the gross unrealized gain relating to Artra's investment in Comforce, reflected as a separate component of shareholders' equity, was $5,962,000 and $7,106,000, respectively. The investment in Comforce common stock is subject to liquidity and market price risks. An attempt to sell a large number of the Comforce shares over a limited period could be expected to result in a reduction of the market price of those shares.

In January 1996, Artra's board of directors approved the sale of 200,000 of Artra's Comforce common shares to certain of the officers, directors and key employees of Artra for non-interest bearing notes totaling $400,000. The notes are collateralized by the related Comforce common shares. Additionally, the noteholders have the right to put their Comforce shares back to Artra in full payment of the balance of their notes.

Artra had concluded that, for reporting purposes, it had effectively granted options to those officers, directors and key employees to acquire 200,000 of Artra's Comforce common shares. Accordingly, in January 1996, these 200,000 Comforce common shares were removed from Artra's portfolio of "available-for-sale securities" and were classified in its consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options.

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

At March 31, 2000 and December 31, 1999, options to acquire 37,250 Comforce common shares, remained unexercised and were classified in Artra's consolidated balance sheet as other receivables with aggregate values of $73,000 based upon the value of proceeds to be received upon future exercise of the options.


NOTE 5.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

ENTRADE

In March 2000, Entrade raised approximately $28,579,000 in net proceeds from the sale of 30,000 shares of Entrade's Series A mandatorily redeemable convertible non-voting preferred stock (the "Series A Preferred Stock"). The investors also received warrants to purchase 400,000 shares of Entrade common stock at an exercise price of approximately $41.38 per share, subject to adjustment in certain circumstances. The Series A Preferred Stock, $1,000 par value, bore a 6% dividend payable at Entrade's option in either cash or common stock. For the first 15 months after issuance of the Series A Preferred Stock, and subject to certain registration rights and other conditions, Entrade had the right to convert all or part of the Series A Preferred Stock at the lesser of $78.73 per share or 91% of the lowest closing sale price of Entrade's common stock during the two consecutive trading days ending on the date of the election. In addition, Entrade had the right during this period to redeem the preferred stock at 115% of its value. Entrade had to redeem or convert all of the Series A Preferred Stock within two years of the date of its issuance, and, until the Series A Preferred Stock was redeemed or converted, Entrade could not pay dividends on its common stock without the approval of the preferred stockholders. To the extent that the fair market value of the common stock received upon conversion of the Series A Preferred Stock would have been deemed to exceed the carrying value of the Series A Preferred Stock, a beneficial conversion feature would have existed. A deemed dividend to the Series A Preferred Stock shareholders would be reflected to the extent of any beneficial conversion feature which would increase the net loss available to common shareholders.

The Series A Preferred Stock contained a feature pursuant to which the maximum conversion price per share and the terms of the warrant adjusted upon the occurrence of certain events, including in the event that the price of Entrade's common stock closed at a sale price lower than approximately $20.69 per share for any 15 trading days in a 20 trading day period or the price of Entrade's common stock closed at a sale price lower than $15 per share for any two consecutive trading days. As a result of either of such events, the maximum conversion price for the Series A Preferred Stock would adjust to the lesser of 120% of the "Liquidation Default Date Price" or 91% of the lower closing price of Entrade's common stock during the two consecutive trading days ending on the date of the conversion election. The Liquidation Default Date Price was the arithmetic

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


average of the 15 lowest trading prices in such 20-trading day period (in the case of such trigger) or the middle three of the five trading days ending on the second consecutive day on which Entrade's common stock closed at a sale price lower than $15 per share (in the case of such trigger). Also as a result of any such events, the warrant exercise price would adjust to a price equal to the Liquidation Default Date Price and the number of shares issuable upon exercise of the warrant would increase to a number equal to the prior number times a fraction, the numerator of which was the prior exercise price of the warrant and the denominator of which is the revised exercise price of the warrant.

Because the closing sale price of Entrade's common stock on April 13 and 14, 2000 was less than $15.00 per share, the investors had the right to convert the Series A Preferred Stock at a conversion price equal to the lesser of $19.44 or 91% of the lower closing sale price of Entrade's common stock during the two consecutive trading days ending on the date of such election. Following such event, Entrade had one business day to exercise its right to redeem the Series A Preferred Stock at 115% of par. Entrade issued the redemption notice on April 17, 2000.

On April 20, 2000, Entrade caused the conversion of 300 shares of the Series A Preferred Stock into 31,516 shares of Entrade common stock and redeemed the remaining 29,700 issued and outstanding shares of that Series A Preferred Stock for an aggregate payment of approximately $34,280,000. The redemption of the Series A Preferred Stock will result in a significant incremental charge to retained earnings and an increase in the loss per share applicable to common shares in the second quarter of 2000.

The investors' right to receive warrants to purchase 400,000 shares of Entrade common stock at an exercise price of approximately $41.38 remain outstanding and have been adjusted in both amount and exercise price. The investors currently have warrants to purchase approximately 1,021,080 shares of Entrade common stock at an exercise price of approximately $16.21 per share. These warrants will remain outstanding for a period of three years from the date of issuance and, subject to certain conditions, will continue to adjust in both share amount and exercise price if Entrade issues additional shares of its common stock or certain equivalents at a price per share below the current exercise price of the outstanding warrants.


NOTE 6.  INCOME TAXES

No income tax benefit was recognized in connection with Entrade's 2000 and 1999 pre-tax losses due to Entrade's tax loss carryforwards and the uncertainty of future taxable income.

At December 31, 1999, Entrade and its subsidiaries had Federal income tax loss carryforwards of approximately $14,800,000 expiring principally in 2012 - 2019, available to be applied against future taxable income, if any. In recent years, Entrade has issued shares of its common stock to repay various debt obligations, upon exercise of stock options and warrants, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, Entrade is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should Entrade continue to issue a significant number of shares of its common stock, it could trigger a limitation on its ability to utilize its Federal income tax loss carryforwards.

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7.  EARNINGS PER SHARE

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

Earnings (loss) per share for the three months ended March 31, 2000 and 1999 was computed as follows (in thousands, except per share amounts):

                                 Three Months Ended     Three Months Ended
                                   March 31, 2000         March 31, 1999
                                --------------------   --------------------
                                 Basic      Diluted     Basic      Diluted
                                --------    --------   --------    --------
AVERAGE SHARES OUTSTANDING:
  Weighted average shares
    outstanding. . . . . . . . .  15,869      15,869      7,965       7,965
  Common stock equivalents
    (options/warrants) . . . . .   --          --         --          --
                                --------    --------   --------    --------
                                  15,869      15,869      7,965       7,965
                                ========    ========   ========    ========
(LOSS):
  Net loss . . . . . . . . . . .$ (8,337)     (8,337)    (1,268)     (1,268)
                                --------    --------   --------    --------
  Dividends applicable to:
    Redeemable preferred
      stock. . . . . . . . . . .   --          --           (64)        (64)
    Mandatorily redeemable
      convertible preferred
      stock. . . . . . . . . . .     (36)        (36)     --          --
                                --------    --------   --------    --------
  Loss applicable to
    common shares. . . . . . . .$ (8,373)     (8,373)    (1,332)     (1,332)
                                ========    ========   ========    ========

PER SHARE AMOUNTS:
  Loss per shares applicable
    to common shares . . . . . .$   (.53)       (.53)      (.17)       (.17)
                                ========    ========   ========    ========


NOTE 8.  LITIGATION

In addition to legal proceedings and claims that arise in the ordinary course of business, none of which management considers to be material, Entrade and/or its subsidiaries are involved in the following proceedings. Artra and its subsidiaries are the defendants in various business-related litigation and environmental matters and product liability claims. At
March 31, 2000 and December 31, 1999, Artra had accrued current liabilities of $1,400,000 for potential business-related litigation and environmental liabilities. No liabilities were accrued for the product liability claims because no reasonable basis exists on which such claims could be quantified.

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


PRODUCT LIABILITY CLAIMS

Since 1983, Artra has responded to significant product liability claims relating to the use of asbestos in the manufacture of products by various companies, including a former Artra subsidiary. Reports from outside counsel indicate, as of March 31, 2000, pending claims asserted by approximately 40,000 plaintiffs (excluding loss of consortium claims) in 16 states. It is probable that a significant number of additional claims will be asserted in the future. Artra has no reasonable basis on which to quantify the potential cost to it of these pending and unasserted claims.

Artra's primary insurance carriers paid approximately $13,000,000 in disposition of asbestos and other product liability claims from 1983 through September 1998, when Artra's primary insurance carriers asserted that Artra's primary insurance coverage for the claims had been exhausted. Beginning in September 1998, certain of Artra's excess insurance carriers, under a reservation of the right to deny coverage at a subsequent date, assumed the defense of the claims and paid defense, settlement and indemnity costs relating to these claims, pursuant to an interim agreement, which costs totaled approximately $17,500,000 through December 31, 1999. The interim agreement expired as of January 31, 2000.

Until January 31, 2000, pursuant to the interim agreement, certain of Artra's excess insurance carriers funded defense and indemnity costs as they became due. Under the interim agreement, the claims were administered by one of Artra's principal excess insurers, which was one of the participants in the expired interim agreement. Since January 31, 2000, that excess insurer has not administered the claims or advanced funds for defense, settlement and indemnity expenses: Between January 1, 2000 and March 31, 2000, Artra's defense, settlement and indemnity expenses are estimated to have been approximately $4,500,000, which was either subject to the interim agreement through January 31, 2000 and advanced by excess insurers, or is subject to potential reimbursement from the excess insurers.

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

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

Artra has the following amounts of excess insurance it believes are available to indemnify Artra against its liability on some or all of the claims: (a) approximately $204,000,000 for which Artra has policies, less amounts expended through March 31, 2000 and such additional amounts as have been paid or committed since March 31, 2000; (b) an additional amount which may total as much as $45,000,000 for which Artra thus far has been unable to locate insurance policies but for which Artra has certain evidence of coverage, and (c) any potentially applicable coverage in an undetermined amount for any other policies that may exist over certain years, which Artra is investigating. There is also potential additional coverage from two excess insurers, which Artra believes are or may be involved in insolvency proceedings. In the event Artra were unable to satisfy the claims through a combination of insurance coverage and its own net assets, or in the event that Artra does not receive timely reimbursement from its excess carriers of amounts Artra may be required to expend on defense, settlement and indemnity payments, it is possible that Artra could be forced to seek protection under the federal bankruptcy laws and that Entrade would lose its entire investment in Artra.

If the combination of insurance coverage and Artra's assets are not sufficient to satisfy asbestos and product liability claims against it, it is also possible that the plaintiffs presenting the claims could attempt to pursue legal action against Entrade. Entrade believes that no valid basis exists for, and it would have meritorious defenses against, the imposition of Artra's liability for the asbestos and product liability claims against Entrade, and Entrade would vigorously defend itself against any attempt to impose such liability. In the event of an unfavorable outcome of such legal action, however, there could be a material adverse effect upon Entrade's financial condition and results of operations.

ENVIRONMENTAL MATTERS

     EPA NOTICES ALLEGING ENVIRONMENTAL VIOLATIONS

In April 1994, the EPA notified Artra that it was a potentially responsible party for the disposal of hazardous substances (principally waste oil) at a disposal site in Palmer, Massachusetts, generated by a manufacturing facility formerly operated by the Clearshield Plastics Division of Harvel Industries, Inc., a majority owned subsidiary of Artra. In 1985, Harvel was merged into Artra's Fil-Mor subsidiary. This site has been included on the EPA's National Priorities List. In February 1983, Harvel sold the assets of Clearshield to Envirodyne Industries, Inc. The alleged waste disposal occurred in 1977 and 1978, at which time Harvel was a majority-owned subsidiary of Artra. In May 1994, Envirodyne and its Clearshield National, Inc. subsidiary sued Artra for indemnification in connection with this proceeding. The cost of clean-up at the Palmer, Massachusetts site has been estimated to be approximately $7,000,000 according to proofs of claim filed in the adversary proceeding. A committee formed by the named potentially responsible parties has estimated the liability respecting the activities of Clearshield to be $400,000. Artra has not made any independent investigation of the amount of its potential liability, and no assurances can be given that it will not substantially exceed $400,000.

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

Artra was named as a defendant in United States v. Chevron Chemical Company brought in the United States District Court for the Central District of California in respect to the Operating Industries, Inc. site in Monterey Park, California. This site is included on the EPA's National Priorities List. Artra's involvement stemmed from the alleged disposal of hazardous substances by The Synkoloid Company, a subsidiary of Baltimore Paint and Chemical Company, which was formerly owned by Artra. Synkoloid manufactured spackling paste, wall coatings and related products, certain of which generated allegedly hazardous substances as a by-product of the manufacturing process. Artra presently estimates the total liability for clean-up costs at this site to be approximately $500,000.

If the combination of insurance coverage and Artra's assets are not sufficient to satisfy environmental claims against it, it is also possible that the plaintiffs presenting the claims could attempt to pursue legal action against Entrade. Entrade believes that no valid basis exists for, and it would have meritorious defenses against, the imposition of Artra's liability for the environmental claims against Entrade, and Entrade would vigorously defend itself against any attempt to impose such liability. In the event of an unfavorable outcome of such legal action, however, there could be a material adverse effect upon Entrade's financial condition and results of operations.

     OTHER CASES

Bagcraft Packaging, LLC and Packaging Dynamics, LLC filed suit against Artra and its BCA Holdings, Inc. subsidiary in the Circuit Court of Cook County, Illinois, on November 22, 1999, alleging that Artra breached a non-compete agreement entered into in connection with the sale of certain assets to Bagcraft Packaging, LLC by hiring Mark Santacrose as Chief Executive Officer and President of Artra. The plaintiffs seek damages in excess of $5,000,000. Artra is vigorously defending itself in this action.

In addition, on or about March 16, 2000, Christi Mottola Enterprises, Inc. ("CME"), filed a complaint in the Superior Court of California, Orange County, naming as defendants Don Haidl, Corey Schlossmann, Nationwide Auction Systems, and Does 1 to 100, alleging interference with contract and with prospective economic advantage, civil conspiracy and violation of California's Unfair Business Practices Act. CME seeks 20 percent of 157,000 Entrade shares Haidl allegedly agreed to transfer to JDK & Associates, Inc. in connection with Entrade's acquisition of Nationwide (or an equivalent amount as damages), consequential losses, punitive damages and "restitution and disgorgement of all income, consideration, or compensation, in any form, received by the defendants in conjunction with the acquisition of Nationwide by Entrade."

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Management does not believe that the outcome of either of these two cases will have a material adverse effect upon Entrade's financial condition and results of operations.


NOTE 9.  BUSINESS SEGMENTS

Through November 20, 1998, the Company's Artra subsidiary operated in one industry segment as a manufacturer of packaging products principally serving the food industry. The packaging products business was conducted by Artra's wholly-owned Bagcraft subsidiary, which business was sold on November 20, 1998.

As discussed in Note 2, on February 23, 1999, Artra entered into an agreement with Entrade providing for the merger of a wholly-owned subsidiary of Entrade with and into Artra. On September 22, 1999, Artra's shareholders approved the transaction and on September 23, 1999, the merger was completed. As a result of the merger, Artra became a wholly-owned subsidiary of Entrade.

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

The Company has adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segments. At March 31, 2000, Entrade's two reportable segments consist of development stage business services provided principally by the e-commerce marketplaces and the transaction services business conducted principally by Nationwide.

The following table summarizes financial information for Entrade's reportable segments for the three months ended March 31, 2000 and 1999, respectively (in thousands):

                                                    March 31,     March 31,
                                                      2000          1999
                                                   ----------    ----------
REVENUES:
  Development stage business . . . . . . . . . .   $      217         --
  Transaction services . . . . . . . . . . . . .        3,613         --
                                                   ----------    ----------
                                                   $    3,830         --
                                                   ==========    ==========
OPERATING LOSS:
  Development stage business . . . . . . . . . .   $   (4,132)        --
  Transaction services . . . . . . . . . . . . .         (433)        --
  Corporate expenses . . . . . . . . . . . . . .       (2,179)       (1,054)
  Compensation related to stock options. . . . .         (675)         (300)
                                                   ----------    ----------
Operating loss . . . . . . . . . . . . . . . . .       (7,419)       (1,354)
Equity in loss of affiliates . . . . . . . . . .         (782)        --
Interest (expense) income, net . . . . . . . . .         (168)           86
Other income, net. . . . . . . . . . . . . . . .           33         --
                                                   ----------    ----------
Loss before income taxes . . . . . . . . . . . .   $   (8,336)       (1,268)
                                                   ==========    ==========

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                    March 31,     March 31,
                                                      2000          1999
                                                   ----------    ----------

TOTAL ASSETS:
  Development stage business . . . . . . . . . .   $   14,572         --
  Transaction services . . . . . . . . . . . . .       55,637         --
  Corporate. . . . . . . . . . . . . . . . . . .       35,482        17,551
  Investment in and advances to affiliates . . .       14,850         --
                                                   ----------    ----------
                                                   $  120,541        17,551
                                                   ==========    ==========

CAPITAL EXPENDITURES:
  Development stage business . . . . . . . . . .   $      286         --
  Transaction services . . . . . . . . . . . . .          330         --
  Corporate. . . . . . . . . . . . . . . . . . .          302         --
                                                   ----------    ----------
                                                   $      918         --
                                                   ==========    ==========

DEPRECIATION AND AMORTIZATION:
  Development stage business . . . . . . . . . .    $     534         --
  Transaction services . . . . . . . . . . . . .          656         --
  Corporate. . . . . . . . . . . . . . . . . . .            5         --
                                                   ----------    ----------
                                                   $    1,195         --
                                                   ==========    ==========

Nationwide's primary revenue is comprised of consignor commissions and buyer's premiums. Gross auction proceeds represent the successful bid price of the merchandise sold. Nationwide's gross auction proceeds for the period ended March 31, 2000 were $20,553,000.

During the first three months of 2000, there were no significant intersegment sales. No one customer accounted for more than 10% of the Company's total revenues. No significant revenues were generated by development stage business in the first quarter of 2000.


NOTE 10.  SUBSEQUENT EVENTS

DIRECTOR RESIGNATION

On April 3, 2000, in order to devote his full attention to establishing AssetTRADE.com, as a major marketplace for industrial assets, Robert D. Kohn, who is a founder and the chief executive officer of AssetTRADE.com, resigned as a director of Entrade and as a director and officer of entrade.com. His status as an employee of Entrade was also terminated on April 3, 2000.

FORMATION OF ENTRADE ASIA PACIFIC

On April 5, 2000, Entrade's subsidiary, entrade.com, agreed with a majority-owned subsidiary of Gondwana Resources NL Pty Ltd. to organize a new entity known as Entrade Asia Pacific, subject to Gondwana shareholder approval and their obtaining sufficient funding. Entrade Asia Pacific intends to develop business-to-business e-commerce marketplaces in the Asia-Pacific region, targeting opportunities in 18 countries, including Australia, New Zealand, China, Singapore, the Philippines and South Korea. entrade.com has agreed to provide Entrade Asia Pacific the exclusive right

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


to sublicense the entrade.com technology in the Asia-Pacific region for up to two years, depending upon compliance with certain conditions, and will also provide technical and management resources. Gondwana, through its subsidiary, Gondwanda GlobalNet Asia Pacific Ltd., has agreed to fund a license of the entrade.com technology for $7,000,000 and provide management services to the new venture. Of the $7,000,000 license fee, $2,000,000 is due and payable upon Gondwana shareholder approval, a meeting of which is currently scheduled for June 9, 2000 and $5,000,000 is due and payable upon entrade.com's delivery of websites for three e-commerce marketplaces and a demonstration website. After taking into account estimated projected investments and other related expenses by Entrade into Entrade Asia Pacific, Entrade anticipates that it will receive a net of approximately $3,000,000 from this license. entrade.com and the Gondwana subsidiary will each own 50% of the new entity and will have the right to elect two of the four members of the new entity's board of directors. Gondwana's elected directors will have the right to make a decisive casting vote if the new entity's board of directors is deadlocked.

PURCHASE AND SALE OF ASSETTRADE.COM SHARES

On April 12, 2000, Entrade entered into a Stock Purchase Agreement with Positive Asset Remarketing, Inc., a Nevada corporation, and certain other parties, pursuant to which Entrade terminated a prior agreement to acquire Positive Asset Remarketing, and agreed to acquire from Positive Asset Remarketing 7,350,000 shares of the Class A Common Stock of AssetTRADE.com, Inc., in exchange for a cash payment for $3,488,000 and 964,000 shares of Entrade's Common Stock, subject to adjustment in certain cases. On
April 20, 2000, Entrade sold 6,000,000 shares of Class A Common Stock of AssetTRADE.com, for $10,000,000. Entrade expects to recognize a significant gain from this transaction in the second quarter of 2000. Upon consummation of the sale, Entrade owns 16.62% (computed on a fully diluted basis) of the Class A Common Stock of AssetTRADE.com.

REDEMPTION OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

For information regarding the redemption of Entrade's Series A Mandatorily Redeemable Convertible Preferred Stock, see Note 5.

ISSUANCE OF NOTES AND RELATED WARRANTS

During the week of May 15, 2000, Entrade raised approximately $10,500,000 from the private sale of promissory notes ("Notes") and related warrants to certain related and unrelated individual accredited investors, including the former owners of the two Entrade subsidiaries doing business as Nationwide, one of whom is a Boardmember and two additional Board members. Entrade also exchanged an additional $1,000,000 of promissory notes under the same terms of the Notes in exchange for another note obligation of Entrade. The Notes, due July 15, 2001, bear interest at a rate of fifteen percent (15%) per annum payable in arrears on a quarterly basis. The Notes may be pre-paid at any time at Entrade's option, subject to certain pre-payment fees. Of the total amount of Notes issued, notes with an aggregate face value of $7,000,000 ("Secured Notes") are secured by 100% of the issued and outstanding stock of Nationwide. The remaining $4,500,000 of Notes are unsecured obligations of Entrade, $2,000,000 of the proceeds of which are in the form of a note which will be funded within 30 days. In connection with the issuance of the Notes, Entrade will issue warrants to purchase shares of Entrade common stock, at the rate of warrants to purchase 40,000 shares per $1,000,000 face amount of Notes. The warrants have an exercise price of $16.21 per share and are exercisable at any time until May 15, 2005. Upon maturity of the Notes or the occurrence of an event of default, the investors have the option to continue to hold the warrants or to put them to Entrade for an amount equal to five percent (5%) of the initial principal amount of the Notes.

                         ENTRADE INC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


    AMENDMENT TO NOTE SATISFACTION AGREEMENTS

As partial consideration for the acquisition of Nationwide, Entrade issued certain promissory notes ("Term Notes") to the sellers ("Sellers") in the amounts of $12,600,000 and $1,400,000, respectively. Entrade later entered into an agreement with the Sellers to convert the Term Notes with a remaining aggregate principal balance of approximately $10,500,000 into 265,621 shares of Entrade common stock.

As a condition of the private sale of the Secured Notes occurring the week of May 15, 2000, the Sellers were required to participate in the private sale in the aggregate amount of $2,000,000. The Sellers agreed to purchase $1,000,000 of the Secured Notes and Entrade agreed to exchange an aggregate of $1,000,000 of the Term Notes for $1,000,000 of the newly issued Secured Notes. In addition, in consideration for, among other things, the additional capital and the continued personal guarantee of certain debt and a performance bond by one of the Sellers, Entrade is currently renegotiating with the Sellers the terms of the payoff of the Term Notes through the issuance of additional shares of Entrade common stock. The amended agreement to payoff the Term Notes through the issuance of additional Entrade common stock, when finalized, will be subject to shareholders approval.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion supplements the information found in the financial statements and related notes:

GENERAL BUSINESS

Entrade is a business-to-business e-commerce development company specializing in the creation of electronic marketplaces. Entrade utilizes a blend of proprietary web enabled business-to-business e-commerce technology through its subsidiary entrade.com, business development and management talent, funding and strategic alliances to launch e-commerce marketplaces. Entrade's model involves working with leaders in target industries to create neutral marketplaces that bring together multiple sellers and buyers. Through a diversified portfolio of companies and a "Bricks and Clicks" strategy, Entrade has developed a competency in asset management, asset disposition and fulfillment.

Entrade marketplaces are intended to generate multiple revenue streams including transaction fees, membership and listing fees, fees from ancillary services such as credit, financing, appraisal, escrow and warranty, and advertising. Entrade also generates revenue by licensing its technology through various licensing arrangements.

During the first quarter of 2000, Entrade has continued to execute on its strategy of creating business-to-business e-commerce marketplaces. The following table contains a summary as of March 31, 2000 of the e-commerce companies in which Entrade has an interest and the marketplace each company is pursuing. In addition, the table indicates the quarter Entrade's ownership interest in each company began and the period in which each company launched its website.

                                          Ownership
                                          Interest
                                           (1) at
                                          March 31,   Ownership    Website
Company         e-commerce marketplace      2000         Date      Launched
-------         ----------------------    ---------   ---------   ----------

AssetControl
 .com            Sale of surplus indus-
                trial equipment, excess
                inventory and commercial
                real estate                  38%       Q1 2000      May 2000

AssetTRADE.com  Industrial machinery,
                equipment and parts
                remarketing                  14%(2)    Q1 1999    April 2000

printeralliance
 .com            Buying group of indepen-
                dent commercial printers
                in order to obtain cost
                savings on supplies,
                equipment and other
                services                     64%(3)    Q4 1999    April 2000

TradeTextile
 .com            Trading of excess yarns
                and fabrics                  21%       Q1 2000    March 2000

utiliparts.com  Asset recovery and
                internal inventory
                management services
                to utility industry          80%(4)    Q1 2000       Q2 1999

                                          Ownership
                                          Interest
                                           (1) at
                                          March 31,   Ownership    Website
Company         e-commerce marketplace      2000         Date      Launched
-------         ----------------------    ---------   ---------   ----------

TruckCenter
 .com            Sale of trucks and re-
                lated services including
                financing                   100%(5)    Q1 2000    April 2000

Pricecontainer
 .com            On-line reservation
                system designed to
                facilitate trans-
                oceanic shipping and
                logistics                    15%        Q4 1999   April 2000

--------------------

      (1)   On a fully-diluted basis.

      (2) See Note 10 to the condensed consolidated financial statements "Subsequent Events - Purchase and Sale of AssetTRADE Shares" for a description of Entrade's current ownership in AssetTRADE.com.

      (3) Increased interest from 61% to 64% in the first quarter of 2000.

      (4) Does not reflect AssetTRADE.com's ownership interest in utiliparts.com.

      (5) See Note 2 to the condensed consolidated financial statements "Change of Business - Other" for a description of the ownership of TruckCenter.com.


On February 10, 2000, Entrade agreed with Associates First Capital Corporation to organize a new entity to be known as TruckCenter.com to create a business-to-business electronic commerce marketplace for the sale of trucks and related services, including financing, certification, warranty and third party inspection.

On February 18, 2000, Entrade entered into an agreement to acquire shares of Series A Convertible Preferred Shares of TradeTextile.com.
TradeTextile.com provides business-to-business electronic commerce for the trading of yarns, fabrics, garments, raw materials, chemicals, and textile quotas, initially targeting the Chinese textile industry.

On March 9, 2000, Entrade agreed with Textron Financial Corporation, a subsidiary of Textron Inc., to organize a new entity to be known as AssetControl.com to create a business-to-business electronic commerce marketplace for the sale of surplus industrial equipment, excess inventory and commercial real estate.

On March 20, 2000, Entrade raised approximately $28,579,000 in net proceeds from the sale of 30,000 shares of its Series A Mandatorily Redeemable Convertible preferred stock. See Note 10 to the financial statements "Subsequent Events" and the "Liquidity Capital Resources" section relating to the redemption of the Series A Mandatorily Redeemable Convertible Preferred Stock and other matters affecting Entrade's ongoing results of operations.

Entrade also owns all of the outstanding capital stock of Nationwide, operating as a public auction firm for the disposition of municipality, law enforcement, corporate and utility company surplus property, primarily vehicles and equipment. In addition, Nationwide conducts auctions of real property and jewelry. Entrade also owns all of the Series A Preferred Stock (convertible into a 61% common stock ownership interest) of printeralliance.com, and in the first quarter of 2000 acquired an additional 3% interest for $1,000,000 bringing its total interest to 64%. Entrade also owns a 15% interest in Pricecontainer.com and has continued to develop the business of utiliparts.com, Inc., in which Entrade holds an 80% interest.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000  VS. THREE MONTHS ENDED
MARCH 31,1999

Revenues of $3,830,000 for the three months ended March 31, 2000 reflect the results principally from the auction fees and related revenue of the Nationwide subsidiary which was acquired in the fourth quarter of 1999. Revenues of $217,000 were earned by the Entrade's e-commerce business in the first quarter of 2000. The cost of revenues for the three months ended March 31, 2000 represents the cost of sales of the Nationwide subsidiary.

Selling, general and administrative expenses from operations were $7,823,000 for the three months ended March 31, 2000 as compared to $1,054,000 for the three months ended March 31, 1999. The increase from 1999 to 2000 is due primarily to increases in personnel and related costs, legal, and professional fees related to the development of Entrade's various e-commerce marketplaces. A portion of these costs were incurred in exchange for equity interests in some of Entrade's affiliated e-commerce
businesses.   Entrade incurred a compensation charge of $675,000 during the three months ended March 31, 2000 as compared to $300,000 for the same period in 1999. The compensation charge relates to stock options granted to certain employees.

During the three months ended March 31, 2000, Entrade had net interest expense of $168,000 as compared to net interest income of $86,000 during the three months ended March 31, 1999. Entrade was unable to recognize an income tax benefit in connection with its first quarter of 2000 due to its tax loss carryforwards and the uncertainty of future taxable income.

Entrade's cash and cash equivalents increased $28,328,000 during the three months ended March 31, 2000. Cash flows used by operating activities of $2,824,000 and cash flows used by investing activities of $3,596,000 were less than cash flows from financing activities of $34,748,000. Operating activities used cash flows to fund Entrade's net loss for the three months ended March 31, 2000. Investing activities used cash flows for the acquisition of Entrade's assets. Financing activities provided cash flows from the exercise of stock options, warrants, and private placements entered into during the first three months of fiscal 2000.

Entrade's consolidated working capital increased by $28,777,000 to $23,886,000 at March 31, 2000 , as compared to consolidated working capital of ($4,891,000) at March 31, 1999. Entrade used working capital to fund operating expenses, and for the acquisition of Entrade's assets. This use of working capital was partially offset by proceeds from the exercise of stock options and warrants, and the private placements.

LIQUIDITY AND CAPITAL RESOURCES

Entrade has sustained significant net losses and negative cash flows from operations in the first quarter of 2000. Entrade's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to raise additional financing through public or private equity financing, bank financing or other sources of capital.

During December 1999 and January 2000, Entrade raised $13,412,000 in net proceeds from private placements of equity. In addition, in March 2000, Entrade raised approximately $28,579,000 in net proceeds from the sale of the Company's Series A mandatorily redeemable convertible preferred stock ("Series A Preferred Stock"). In April 2000, Entrade sold 6,000,000 shares of Class A Common Stock of AssetTRADE.com and used the $10,000,000 of proceeds from such sale, along with cash on hand, to satisfy the redemption of 29,700 shares of the Series A Preferred Stock issued in March for approximately $34,280,000, which materially decreased the cash available to Entrade to finance its continuing e-commerce operations. During the week of May 15, 2000, Entrade raised approximately $10,500,000 from a private placement of promissory notes and related warrants to certain individual accredited investors. See Note 5 - Mandatorily Redeemable Convertible Preferred Stock and Note 10 - Subsequent Events to the condensed consolidated financial statements in Item 1 of Part 1 to this Form 10-Q report.

Management believes that current working capital is sufficient to continue its current operations into the fourth quarter of this year. If Entrade desires to make additional strategic acquisitions or invest in additional joint ventures, Entrade will require additional capital beyond that which is currently anticipated. Management expects to receive a net amount of approximately $3,000,000 from Entrade's partner in the Entrade Asia Pacific joint venture, the formation of which is subject to such partner's shareholder approval at a meeting currently scheduled for June 9, 2000 and their obtaining sufficient funding. See Note 10 to the condensed consolidated financial statements "Subsequent Events - Formation of Entrade Asia Pacific." In addition, management intends to raise additional capital in order to fund its operations and execute its e-commerce business plan beyond mid-fourth quarter of 2000 into 2001. Adequate financing may not be available to Entrade on favorable terms or at all. If adequate funds are not available on acceptable terms, or at all, Entrade will not be able to continue or expand its e-commerce business operations, which would materially harm its business, results of operations and financial condition.

Management believes that Entrade's Nationwide subsidiary generates adequate cash flow and earnings from operations to continue its operations as currently conducted whether or not Entrade receives adequate financing to continue its e-commerce operations.

As of March 31, 2000, Entrade currently has commitments to provide financing to several of its e-commerce marketplaces. Entrade has a commitment to provide approximately $1,350,000 in cash and services to TruckCenter.com, $1,000,000 to TradeTextile.com and $300,000 to printeralliance.com. Management anticipates that Entrade will be able to satisfy all of these commitments only upon the receipt of additional funding from outside sources.

OPERATING PLAN

During 1999, Entrade entered the business of developing business-to-business e-commerce marketplaces primarily through its acquisition of entrade.com, printeralliance.com and other equity interests. Entrade also entered the land-based asset disposition public auction business through its October 1999 acquisition of Nationwide. Entrade intends to expand these businesses in 2000 through both internal growth and acquisitions.
For a description of the acquisitions, See under the caption "Other" in
Note 2 to Condensed Consolidated Financial Statements included in Item 1 of
Part I of this Form 10-Q report.

NATIONWIDE AUCTION SYSTEMS

On April 19, 1999, Entrade entered into a letter of intent to purchase all of the issued and outstanding common stock of Public Liquidations Systems, Inc. and Asset Liquidation Group, Inc., d/b/a as Nationwide Auction Systems. Nationwide is a public auction firm for the disposition of municipality, law enforcement, corporate and utility company surplus property. In addition to vehicles and equipment, Nationwide conducts real property and jewelry auctions.

On October 19, 1999, Entrade completed the acquisition of all of the outstanding capital stock Nationwide. Entrade paid the following amounts to close the transaction: (a) 1,570,000 shares of Entrade common stock;
(b) promissory notes (the "Notes") with a total principal amount of $4,800,000, maturing on November 29, 1999; (c) $6,000,000 cash; and (d)
promissory notes (the "Term Notes") with a total principal amount of $14,000,000, maturing October 1, 2001. The Notes and the Term Notes bear interest at an annual rate of 8%. Entrade paid the cash portion of the purchase price out of cash in its accounts. Entrade also issued 80,000 shares of Entrade common stock in payment of fees to its agent in connection with the closing of the transaction.

In January 2000, the Notes, net of amounts due from a selling shareholder of $139,000, plus accrued interest, were converted into 278,985 shares of Entrade common stock. Accordingly, at December 31, 1999, net amounts due on the Notes plus accrued interest were reclassified in the Entrade's consolidated balance sheet as obligations expected to be settled by the issuance of common stock. The total amount reclassified, including accrued interest, was $4,743,000.

In March 2000, Entrade entered into an agreement with the Nationwide selling shareholders to convert the Term Notes with a remaining principal balance of approximately $10,500,000 into 265,621 shares of Entrade common stock. The Term Notes originally provided for principal payments of $3,500,000 in October 2000 and $7,000,000 in October 2001. Completion of this transaction is subject to approval by Entrade's shareholders.

The Nationwide acquisition has been accounted for as a purchase. The operating results of Nationwide have been included in Entrade's consolidated financial statements since the effective date of acquisition. The amount of the purchase price allocated to intangible assets acquired, principally goodwill, of approximately $45 million is being amortized over 20 years.

Holders of approximately 1,848,985 shares of common stock that were issued in the Nationwide acquisition are prohibited from selling more than 978,985 shares until May 31, 2000, subject to adjustment in certain circumstances.

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

LITIGATION

Entrade and/or its subsidiaries are involved in several legal proceedings. See Note 8 to Consolidated Financial Statements "Litigation," included in
Item 1 of Part I of this Form 10-Q report.

NET OPERATING LOSS CARRYFORWARDS

In recent years, Entrade has issued shares of its common stock to repay various debt obligations, upon exercise of stock options and warrants, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain change in the ownership of a corporation's common stock occurs.

In management's opinion, Entrade is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should Entrade continue to issue a significant number of shares of common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its federal income tax loss carryforwards.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks faced by the Registrant since December 31, 1999. Artra's investment in Comforce common stock is subject to liquidity and market price risks.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by Part II, Item 1 of Form 10-Q is hereby incorporated by reference to Note 8 to Entrade's condensed consolidated financial statements for the quarter ended March 31, 2000, included in
Item 1 of Part I of this Form 10-Q report.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2000, Entrade issued unregistered shares of its common stock, as follows:

Between December 21, 1999 and January 28, 2000, Entrade completed the sale of an aggregate of 422,243 shares of its common stock for an aggregate consideration of $13,960,000 to unaffiliated institutional and individual accredited investors. Net proceeds were $13,412,000. These securities were sold to a limited number of accredited investors pursuant to an exemption from registration under the Act, pursuant to Regulation D promulgated thereunder.

On March 27, 2000, Entrade closed a private placement financing transaction with several institutional accredited investors. Under the terms of the private placement, Entrade issued 30,000 shares of redeemable convertible preferred stock, with an initial par value of $1,000 per share. The non-voting preferred stock bore a 6% dividend, which Entrade could pay, at its election, in either cash or common stock. For the first fifteen months after issuance of the preferred stock, and subject to certain registration requirements and other restrictions, Entrade had the right to elect to redeem, all or part of the preferred stock at the lesser of $78.73 or 91% of the lower closing sale price of Entrade's common stock during the two consecutive trading days ending on the date of such election. In addition, Entrade had the right, during such period, to redeem the preferred stock at 115% of par. Entrade had to redeem or convert all of the preferred stock within two years of the date of its issuance, and, until the preferred stock was redeemed or converted, Entrade could not pay dividends on its common stock without the approval of the preferred stockholders. In conjunction with the agreement, Entrade also issued warrants to the investors to purchase 400,000 shares of its common stock at $41.375 per share. These securities were sold to several accredited investors pursuant to an exemption from registration under the Act, pursuant to Regulation D promulgated thereunder. Proceeds were to be used for general corporate purposes. Subsequently, on April 20, 2000, Entrade redeemed 29,700 shares of the preferred stock and issued 31,516 shares of common stock upon conversion of the remaining share of the preferred stock. Pursuant to the terms of the warrants, the investors now have a right to acquire 1,021,080 shares of common stock at $16.20833 per share. See Note 5 and Note 11 to the Condensed Consolidated Financial Statements included in Item 1 of
Part 1 of this Form 10-Q report.

In addition, Entrade issued:

      A warrant for the purchase of 1,000,000 shares of common stock was issued to Textron Financial Corporation in conjunction with the formation of AssetControl.com, Inc. The exercise price of the warrant is $39.65 per share.

      A warrant for the purchase of 25,000 shares of common stock was issued to a supplier of printeralliance.com. These warrants vest according to performance targets based on the number of customers provided by the supplier. The exercise price of the warrants is $37.75 per share.

      Warrants for the purchase of an aggregate of 12,500 shares of common stock were issued to certain finders in conjunction with the private placement conducted by Entrade in December 1999 and January 2000. The exercise price of the warrants is $32.00 per share.

      A warrant for the purchase of 75,000 shares of common stock was issued to entrade.com, Inc. and assigned to TradeTextile.com, Inc. in conjunction with the formation of TradeTextile. The exercise price of the warrants is $36.94.

      A warrant for the purchase of 8,000 shares of common stock was issued to a finder in conjunction with the private placement conducted by Entrade in December 1999 and January 2000. The exercise price of the warrant is $55.65 per share.

      Warrants for the purchase of an aggregate of 400,000 shares of common stock was issued to the purchasers of the Mandatorily Redeemable Convertible Preferred Stock issued by Entrade in March 2000. The initial exercise price of the warrants was approximately $41.38 per share. On April 20, 2000, pursuant to the adjusted terms of these warrants, the warrants became exercisable for an aggregate of 1,021,080 shares of common stock at an exercise price of approximately $16.21 per share.

      All of the above warrants were issued pursuant to an exemption from registration under Section 4(2) of the Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS:

      2.1 Statement with respect to shares of Series A Convertible Preferred Stock of Entrade Inc. as filed with the Secretary of Commonwealth of the Commonwealth of Pennsylvania on March 24, 2000. (3)

      3.2   Amended and Restated Bylaws as of September 23, 1999.

      10.1 Lease Agreement dated as of January 1, 2000 between Entrade Inc. and the John Harvey Family Trust.

      10.2 Lease Agreement dated as of January 1, 2000 between Artra Group Incorporated and the John Harvey Family Trust.

      10.3 Subscription and Investment Representation Agreement entered into by Flybridge & Company - Sun America Growth Opportunities Fund on December 20, 1999 and accepted by Entrade on December 21, 1999. (1)

      10.4 Subscription and Investment Representation Agreement entered into by Parisa Company - Style Select Series Aggressive Growth Portfolio on December 20, 1999 and accepted by Entrade on December 21, 1999. (1)

      10.5 Subscription and Investment Representation Agreement entered into by Fleetfooted & Company - SunAmerica Small Company Growth Fund on December 20, 1999 and accepted by Entrade on December 21, 1999. (1)

      10.6 Subscription and Investment Representation Agreement entered into by Flagline & Company - SunAmerica Series Trust Aggressive Growth Portfolio on December 20, 1999 and accepted by Entrade on December 21, 1999. (1)

      10.7 Subscription and Investment Registration Agreement entered into by Sisyphus & Company - Style Select Series Mid-Cap Growth Portfolio on December 20, 1999 and accepted by Entrade on December 21, 1999. (1)

      10.8 Subscription and Investment Registration Agreement entered into by Stewart Greenebaum on December 23, 1999 and accepted by Entrade on December 23, 1999. (1)

      10.9 Subscription and Investment Registration Agreement entered into by James Filler on December 30, 1999 and accepted by Entrade on December 30, 1999. (1)

      10.10 Subscription and Investment Registration Agreement entered into by Elliott Associates, L.P. and Westgate International, L.P. on December 30, 1999 and accepted by Entrade on December 30, 1999. (1)

      10.11 Form of Warrant to Purchase Common Stock. (1)

      10.12 Subscription and Investment Registration Agreement entered into by Lunn Partners Multiple Opportunities portfolio L.P. on January 3, 2000 and accepted by Entrade on January 3, 2000. (1)

      10.13 Subscription and Investment Registration Agreement entered into by Dr. Richard A. Chafetz on January 3, 2000 and accepted by Entrade on January 5, 2000. (1)

      10.14 Subscription and Investment Representation Agreement entered into by A.T. Kearney on January 28, 2000 and accepted by Entrade on January 28, 2000. (2)

      10.15 Stock Purchase Agreement dated January 26, 2000 among Entrade, Inc., Warren Rothstein, Thomas Settineri and Gary Levi. (2)

      10.16 Warrant to Purchase Common Stock dated as of February 7, 2000 granted to Braden Sutphin Ink Company. (4)

      10.17 Investment Agreement dated as of February 18, 2000 among entrade.com, Inc. and TradeTextile.com. (2)

      10.18 Term Sheet dated as of February 10, 2000 between Entrade and Associates Commercial Corporation. (2)

      10.19 Operating Agreement of AssetControl.com, LLC made as of March 9, 2000. (5)

      10.20 Contribution Agreement dated as of March 9, 2000 between Entrade Inc. and AssetControl.com. (5)

      10.21 Non-competition Agreement dated as of March 9, 2000 among AssetControl.com, LLC, Textron Financial Corporation, Entrade Inc. and ATM Service, Ltd. (5)

      10.22 Warrant and Form of Warrant to Purchase Common Stock of Entrade Inc. dated as of March 9, 2000 between Entrade Inc. and Textron Financial Corporation. (5)

      10.23 Employment Agreement dated March 9, 2000 between Entrade and Carrie L. Shea.

      10.24 Employment Agreement dated March 9, 2000 between Entrade and Norman Smagley.

      10.25 Promissory Note Satisfaction Agreement dated as of March 10, 2000, between Entrade Inc. and Don Haidl. (5)

      10.26 Promissory Note Satisfaction Agreement dated as of March 10, 2000, between Entrade Inc. and Corey Schlossmann. (5)

      10.27 Form of Warrant to Purchase Common Stock of Entrade Inc. dated March 24, 2000, issued to certain investors. (3)

      10.28 Registration Rights Agreement, dated as of March 24, 2000, among Entrade Inc. and the investors named therein. (3)

      10.29 Securities Purchase Agreement, dated as of March 24, 2000, among Entrade Inc. and the investors listed on the Schedule of Buyers attached thereto. (3)

      10.30 Joint Venture and Shareholder's Agreement dated as of April 5, 2000 between entrade.com, Inc., GlobalNet Asia Pacific Ltd and Entrade Asia Pacific Pty Ltd. (6)

      10.31 Master Software License Agreement dated as of April 5, 2000 between Entrade Asia Pacific Pty Ltd and entrade.com, Inc. (6)

      10.32 Stock Purchase Agreement dated as of April 12, 2000 among Entrade Inc., Positive Asset Remarketing, Inc., a Nevada corporation, Positive Asset Remarketing, Inc., a Massachusetts corporation, Robert D. Kohn, Benjamin Kafka and Mark Quinn. (6)

      10.33 Stock Purchase Agreement, dated as of April 19, 2000 between Entrade Inc. and Internet Capital Group, Inc. (7)

      10.34 Note and Warrant Purchase Agreement dated as of May 15, 2000 between Entrade Inc. and the investors named therein.

      10.35 Pledge Agreement dated as of May 15, 2000 between Entrade Inc. and Doerge Capital Management, Inc., a division of Balis, Lewittes & Coleman.

      10.36 Registration Rights Agreement dated as of May 15, 2000 between Entrade Inc. and the investors named therein.

      10.37 Collateral Agency Agreement dated as of May 15, 2000 between Doerge Capital Management, Inc., a division of Balis, Lewittes & Coleman and the secured parties named therein, as acknowledged by Entrade Inc.

      10.38 Creditors Agreement dated May 15, 2000 between Entrade and the parties named therein.

      10.39 Form of Secured Promissory Note dated May 15, 2000 issued to certain investors.

      10.40 Form of Warrant to Purchase Common Stock dated May 15, 2000 issued to certain investors.

      10.41 Form of Subscription Agreement dated May 15, 2000 between Entrade Inc. and certain investors.

      10.42 Form of Unsecured Promissory Note dated May 16, 2000 between Entrade Inc. and certain investors.

      10.43 Form of Warrant to Purchase Common Stock dated May 16, 2000 issued to certain investors.

      10.44 Form of Subscription Agreement dated May 16, 2000 between Entrade Inc. and certain investors.

      10.45 Form of Registration Rights Agreement dated as of May 16, 2000 between Entrade Inc. and certain investors.

      27    Financial Data Schedule.

--------------------

  (1) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 25, 2000.

  (2) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 2000.

  (3) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2000.

  (4) Incorporated by reference to Form S-1 (Registration No. 333-96523) filed with the Securities and Exchange Commission on February 10, 2000.

  (5) Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

  (6) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 17, 2000.

  (7) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 20, 2000.


      (b)   Reports on Form 8-K:

      The registrant filed the following current reports on Form 8-K during the quarter ended March 31, 2000:

            (1)   A Form 8-K was filed on January 25, 2000 to report under
Item 5 that among other things, Entrade had completed the sale of a certain number of its shares to unaffiliated institutional and individual accredited investors.

            (2)   A Form 8-K was filed on March 2, 2000 to report under
Item 5, among other things, that Entrade had completed the sale of a certain number of its shares to unaffiliated institutional accredited investors, that Entrade entered into certain agreements related to e-commerce marketplaces and about Artra's asbestos litigation.

            (3)   A Form 8-K was filed on March 29, 2000 to report under
Item 5 that Entrade had issued 30,000 shares of Series A Convertible Preferred Stock and related warrants.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                               ENTRADE INC.
                               Registrant



Dated:  May 22, 2000           /s/ Mark F. Santacrose
                               ----------------------------------------
                               Mark F. Santacrose
                               President and Chief Executive Officer


Dated:  May 22, 2000           /s/ Norman Smagley
                               ----------------------------------------
                               Norman Smagley
                               Executive Vice President and
                               Chief Financial Officer