Form 10-Q
period 2000-06-30
ENTRADE INC
filed 2000-08-21
CIK 897265

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at August 4, 2000
-------------------------------            -----------------------------
Common Stock, without par value                  17,742,680

                                 ENTRADE INC.

                                     INDEX


                                                                     Page
                                                                    Number
                                                                    ------

PART I  FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
               June 30, 2000 and December 31, 1999 . . . . . . . . . .   3

            Condensed Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2000
               and June 30, 1999 . . . . . . . . . . . . . . . . . . .   5

            Condensed Consolidated Statement of Changes in
               Shareholders' Equity (Deficit)
               Six Months Ended June 30, 2000. . . . . . . . . . . . .   7

            Condensed Consolidated Statements of Cash Flows
               Six Months Ended June 30, 2000 and
               June 30, 1999 . . . . . . . . . . . . . . . . . . . . .  10

            Notes to Condensed Consolidated Financial
               Statements. . . . . . . . . . . . . . . . . . . . . . .  12


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations . . .  29

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk . . . . . . . . . . . . . . . . .  35


PART II  OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .  36

          Item 2.  Changes in Securities and Use of Proceeds . . . . .  36

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .  37


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                         ENTRADE INC AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                               JUNE 30,         DECEMBER 31,
                                                 2000              1999
                                              -----------       -----------
                                              (Unaudited)        (Audited)
        ASSETS
        ------

Current assets:
  Cash and equivalents . . . . . . . . .         $  9,251             9,667
  Receivables, less allowance for
    doubtful accounts of $10 in
    2000 and 1999. . . . . . . . . . . .            1,834               812
  Inventories held for resale. . . . . .              111             --
  Available-for-sale securities. . . . .            2,384             4,386
  Other. . . . . . . . . . . . . . . . .              558               461
                                                 --------          --------
        Total current assets . . . . . .           14,138            15,326
                                                 --------          --------

Property, plant and equipment,
  net of accumulated depreciation
  of $451 and $178, respectively . . . .            8,346             7,363

Other assets:
  Intangibles, principally excess
    of cost over net assets
    acquired, net of accumulated
    amortization of $3,234 and
    $1,088, respectively . . . . . . . .           52,248            54,394
  Investment in and advances to
    affiliates . . . . . . . . . . . . .           29,588             3,554
  Other. . . . . . . . . . . . . . . . .               97               121
                                                 --------          --------
        Total Assets . . . . . . . . . .         $104,417            80,758
                                                 ========          ========

                         ENTRADE INC AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                               JUNE 30,         DECEMBER 31,
                                                 2000              1999
                                              -----------       -----------
                                              (Unaudited)        (Audited)
        LIABILITIES
        -----------
Current liabilities:
  Revolving line of credit . . . . . . .         $  2,999             1,229
  Notes payable, including amounts
    due to related parties of
    $3,625 . . . . . . . . . . . . . . .            9,625             --
  Current maturities of long-term
    debt, including amounts due to
    related parties of $0 in 2000
    and $7,000 in 1999 . . . . . . . . .              136             9,364
  Cash overdraft . . . . . . . . . . . .            --                  473
  Accounts payable . . . . . . . . . . .            3,441             1,345
  Accrued expenses . . . . . . . . . . .            2,659             2,850
  Income taxes payable . . . . . . . . .            1,083             1,081
  Liabilities of discontinued
    operations . . . . . . . . . . . . .            3,875             3,875
  Obligations expected to be
    settled by the issuance of
    common stock to related parties. . .            2,500             --
                                                 --------          --------
        Total current liabilities. . . .           26,318            20,217
                                                 --------          --------
Long-term debt . . . . . . . . . . . . .              929             7,978
Obligations expected to be settled
  by the issuance of common stock
  to related parties . . . . . . . . . .            7,000             4,743
                                                 --------          --------
        Total liabilities. . . . . . . .           34,247            32,938
                                                 --------          --------
Commitments and contingencies
  (Note 10). . . . . . . . . . . . . . .            --                --

Redeemable warrants (Note 6) . . . . . .              481             --
Mandatorily redeemable convertible
  preferred stock (Note 7) . . . . . . .            --                --

        SHAREHOLDERS' EQUITY
        --------------------
Preferred stock, $1,000 par value,
  authorized 4,000,000 shares;
  no shares issued or outstanding. . . .            --                --
Common stock, no par value;
  authorized 40,000,000 shares;
  issued 17,733,590 shares in 2000
  and 15,082,186 shares in 1999. . . . .            --                --
Additional paid-in capital . . . . . . .          166,428           119,539
Deferred stock compensation. . . . . . .           (3,839)           (4,929)
Unrealized appreciation of
  investments. . . . . . . . . . . . . .            5,104             7,106
Accumulated deficit. . . . . . . . . . .          (98,004)          (73,896)
                                                 --------          --------
        Total shareholders' equity . . .           69,689            47,820
                                                 --------          --------
        Total liabilities and
          shareholders' equity . . . . .         $104,417            80,758
                                                 ========          ========

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                                             ENTRADE INC AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited in thousands, except per share data)

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30                         JUNE 30
                                                            -----------------------        -----------------------
                                                              2000           1999            2000           1999
                                                            --------       --------        --------       --------

Net revenues . . . . . . . . . . . . . . . . . . . .        $  3,679          --              7,509          --
                                                            --------       --------        --------       --------

Costs and expenses:
  Cost of goods sold, exclusive of depre-
    ciation and amortization . . . . . . . . . . . .           1,505          --              3,061          --
  Selling, general and administrative,
    exclusive of compensation related
    to stock options . . . . . . . . . . . . . . . .           8,760          1,462          16,550          2,446
  Compensation related to stock options. . . . . . .             415          1,472           1,090          1,772
  Depreciation . . . . . . . . . . . . . . . . . . .             151            240             273            310
  Amortization of goodwill . . . . . . . . . . . . .           1,073          --              2,146          --
                                                            --------       --------        --------       --------
                                                              11,904          3,174          23,120          4,528
                                                            --------       --------        --------       --------

Operating loss . . . . . . . . . . . . . . . . . . .          (8,225)        (3,174)        (15,611)        (4,528)
                                                            --------       --------        --------       --------

Other income (expense):
  Net interest (expense) income, exclusive of
    amortization of discount on notes payable. . . .            (601)           121            (769)           207
  Amortization of discount on notes payable. . . . .          (1,138)         --             (1,138)         --
  Gain on sale of investments. . . . . . . . . . . .           8,089          --              8,089          --
  Equity loss in affiliates. . . . . . . . . . . . .          (2,457)         --             (3,239)         --
                                                            --------       --------        --------       --------
                                                               3,893            121           2,943            207
                                                            --------       --------        --------       --------

Loss before income taxes . . . . . . . . . . . . . .          (4,332)        (3,053)        (12,668)        (4,321)

Provision for income taxes . . . . . . . . . . . . .              (1)         --                 (2)         --
                                                            --------       --------        --------       --------
Net loss . . . . . . . . . . . . . . . . . . . . . .          (4,333)        (3,053)        (12,670)        (4,321)
                                                            --------       --------        --------       --------





                                             ENTRADE INC AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                    (Unaudited in thousands, except per share data)



                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30                         JUNE 30
                                                            -----------------------        -----------------------
                                                              2000           1999            2000           1999
                                                            --------       --------        --------       --------

Dividends applicable to:
  Redeemable preferred stock . . . . . . . . . . . .           --              (130)          --              (194)
  Deemed dividend on mandatorily redeemable
    convertible preferred stock. . . . . . . . . . .         (23,190)         --            (23,226)         --
  Gain on redemption of mandatorily
    redeemable convertible preferred stock . . . . .          11,788          --             11,788          --
                                                            --------       --------        --------       --------

Loss applicable to common shares . . . . . . . . . .        $(15,735)        (3,183)        (24,108)        (4,515)
                                                            ========       ========        ========       ========


Per share loss applicable to common shares:
  Basic and diluted loss applicable
    to common shares . . . . . . . . . . . . . . . .        $  (0.90)         (0.37)          (1.43)         (0.54)
                                                            ========       ========        ========       ========

  Weighted average number of shares of
    common stock outstanding . . . . . . . . . . . .          17,440          8,655          16,920          8,331
                                                            ========       ========        ========       ========















            The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                ENTRADE INC AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                         (Unaudited in thousands, except share data)

                                                                                  ACCUMULATED
                                                                    DEFERRED       OTHER                          TOTAL
                                 COMMON STOCK         ADDITIONAL     STOCK         COMPRE-                        SHARE-
                           ----------------------      PAID-IN       COMPEN-       HENSIVE     ACCUMULATED        HOLDERS'
                              SHARES      DOLLARS      CAPITAL       SATION        INCOME        DEFICIT          EQUITY
                           -----------    -------     ----------    ---------    -----------   -----------       --------
Balance at
  December 31, 1999. . .   15,082,186       --          $119,539       (4,929)         7,106       (73,896)      $ 47,820
                                                                                                                 --------

Comprehensive loss:
  Net loss . . . . . . .        --          --             --           --             --          (12,670)       (12,670)
  Net decrease in
   unrealized
   appreciation of
   investments . . . . .        --          --             --           --            (2,002)        --            (2,002)
                                                                                                                 --------
    Comprehensive
      loss . . . . . . .                                                                                          (14,672)
                                                                                                                 --------
Other changes in
 shareholders' equity:
  Exercise of warrants
    to purchase
    common stock . . . .      127,667       --               513        --             --            --               513
  Exercise of options
    to purchase
    common stock . . . .    1,028,868       --             3,503        --             --            --             3,503
  Sale of common stock,
    net of selling
    costs. . . . . . . .      220,368       --             6,532        --             --            --             6,532
  Payments of notes
     with issuance of
    common stock . . . .      278,985       --             4,743        --             --            --             4,743
  Deferred stock-
    based compensa-
    tion expense
    recognized . . . . .        --          --             --           1,090          --            --             1,090




                                                ENTRADE INC AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - CONTINUED
                                         (Unaudited in thousands, except share data)


                                                                                  ACCUMULATED
                                                                    DEFERRED       OTHER                          TOTAL
                                 COMMON STOCK         ADDITIONAL     STOCK         COMPRE-                        SHARE-
                           ----------------------      PAID-IN       COMPEN-       HENSIVE     ACCUMULATED        HOLDERS'
                              SHARES      DOLLARS      CAPITAL       SATION        INCOME        DEFICIT          EQUITY
                           -----------    -------     ----------    ---------    -----------   -----------       --------
  Allocation of
    proceeds to and
    amortization of
    beneficial con-
    version feature. . .        --          --             3,189        --             --           (3,189)         --
  Allocation of
    proceeds to and
    amortization of
    contingent bene-
    ficial conversion
    feature. . . . . . .        --          --            20,037        --             --          (20,037)         --
  Gain on redemption
    of mandatorily             31,516
    redeemable conver-
    tible preferred
    stock. . . . . . . .        --          --           (22,870)       --             --           11,788        (11,082)
  Issuance of common
    stock to purchase
    additional interest
    in affiliates. . . .      964,000       --            15,243        --             --            --            15,243
  Issuance of warrants
    to purchase common
    stock. . . . . . . .        --          --            15,999        --             --            --            15,999
                                                                                                                 --------
                                                                                                                   36,541
                           ----------    --------       --------     --------       --------      --------       --------
Balance at
  June 30, 2000. . . . .   17,733,590       --          $166,428       (3,839)         5,104       (98,004)        69,689
                           ==========    ========       ========     ========       ========      ========       ========





                                                ENTRADE INC AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - CONTINUED
                                         (Unaudited in thousands, except share data)





The fair value of warrants granted during the six months ended June 30, 2000 and in 1999 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                2000        1999
                               ------      ------
Expected life (years). .          3.7         5.0
Interest rate. . . . . .         6.0%        6.0%
Volatility . . . . . . .        59.0%       60.0%
Dividend yield . . . . .         --          --



               The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ENTRADE INC AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited in thousands)



                                                     Six Months Ended
                                               --------------------------
                                               June 30,         June 30,
                                                 2000             1999
                                              ----------      -----------

Net cash flows used by
  operating activities . . . . . . . . .      $  (12,093)          (3,781)
                                              ----------       ----------

Cash flows from investing activities:
  Advances to NA Acquisition Corp. . . .           --              (2,728)
  Investment in affiliates . . . . . . .          (6,413)           --
  Increase in inventories. . . . . . . .            (111)           --
  Decrease in restricted cash. . . . . .           --                 934
  Additions to property, plant
    and equipment. . . . . . . . . . . .          (1,283)           --
  Other. . . . . . . . . . . . . . . . .              24              (89)
                                              ----------       ----------
Net cash flows used by
  investing activities . . . . . . . . .          (7,783)          (1,883)
                                              ----------       ----------

Cash flows from financing activities:
  Proceeds from exercise of stock
    options and warrants . . . . . . . .           4,016            4,406
  Proceeds from the issuance of
    notes payable. . . . . . . . . . . .           8,625            --
  Net proceeds from the sale of
    common stock and warrants. . . . . .           7,000            --
  Net decrease in current maturities
    of long-term debt. . . . . . . . . .          (5,777)           --
  Decrease in cash overdraft . . . . . .            (473)           --
  Net proceeds from issuance of
    mandatorily redeemable
    convertible preferred stock
    and warrants . . . . . . . . . . . .          28,579            --
  Net proceeds from sale of interest
    in affiliate . . . . . . . . . . . .          10,000            --
  Buyback of mandatorily redeemable
    convertible preferred stock. . . . .         (34,280)           --
  Proceeds from revolving
    line of credit . . . . . . . . . . .           1,770            --
                                              ----------       ----------
Net cash flows provided by
  financing activities . . . . . . . . .          19,460            4,406
                                              ----------       ----------

Decrease in cash and
  cash equivalents . . . . . . . . . . .            (416)          (1,258)
Cash and equivalents,
  beginning of period. . . . . . . . . .           9,667           11,753
                                              ----------       ----------
Cash and equivalents, end of period. . .      $    9,251           10,495
                                              ==========       ==========

                         ENTRADE INC AND SUBSIDIARIES

                           (Unaudited in thousands)



                                                     Six Months Ended
                                               --------------------------
                                               June 30,         June 30,
                                                 2000             1999
                                              ----------      -----------

Supplemental schedule:
  Interest paid. . . . . . . . . . . . .        $    748            --

  Non-cash investing and financing
   activities:
    Warrants issued in acquisition
      of businesses. . . . . . . . . . .        $  9,544            --
    warrants issued in exchange for
      services . . . . . . . . . . . . .             468            --
    Common stock issued to purchase
      shares in affiliates . . . . . . .          15,243            --
    Common stock issued to settle
      obligations to related parties . .           4,743            --
                                                ========         ========








































              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                         ENTRADE INC AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The Registrant, Entrade Inc. ("Entrade"), formerly NA Acquisition Corp., incorporated in Pennsylvania in February 1999, is an e-commerce software technology company and a creator of and an investor in business-to-business e-commerce marketplaces in targeted industries. Entrade has presented financial reports on a condensed consolidated basis compared to earlier periods of reports of ARTRA Group Incorporated ("ARTRA"), a Pennsylvania corporation, which became a wholly owned subsidiary of Entrade as of September 23, 1999 pursuant to the Agreement and Plan of Merger described below. Through November 20, 1998, ARTRA operated in one industry segment as a manufacturer of packaging products principally serving the food industry. The packaging products business was conducted by ARTRA's wholly owned subsidiary, Bagcraft Corporation of America ("Bagcraft"), which business was sold on November 20, 1998.

As discussed in Note 3, on February 23, 1999, ARTRA entered into an agreement with Entrade and WorldWide Web NetworX Corporation ("WorldWide") providing for the merger of a wholly owned subsidiary of Entrade with and into ARTRA. At the time of the merger, Entrade owned all of the outstanding capital stock of entrade.com, Inc. ("entrade.com") and 25% of the Class A Common Stock of AssetTrade.com, Inc. ("AssetTRADE.com").

On September 22, 1999, ARTRA's shareholders approved ARTRA's merger with Entrade and on September 23, 1999, the merger was completed. As a result of the merger, ARTRA became a wholly owned subsidiary of Entrade, and Entrade's common stock became listed and commenced trading on the New York Stock Exchange under the symbol "ETA" on September 24, 1999.

As of June 30, 2000, Entrade has invested cash, services and/or its proprietary software technology to gain equity positions in eight e-commerce marketplaces. In October 1999, Entrade also completed the acquisition of all of the issued and outstanding common stock of Public Liquidations Systems, Inc. and Asset Liquidation Group, Inc., d/b/a Nationwide Auction Systems ("Nationwide"). Nationwide has been in operation for 20 years and is one of the nation's largest volume public auction firms in the disposition of municipality, law enforcement, corporate and utility company surplus property, primarily vehicles and equipment. Nationwide also conducts auctions of real property and jewelry.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly Entrade's financial position as of June 30, 2000, and the results of operations and changes in cash flows for the three and six month periods ended June 30, 2000 and June 30, 1999. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the full fiscal year. The accompanying condensed consolidated financial statements reflect reclassifications of prior year amounts to conform to current year presentation.

The Company has been successful in completing several rounds of private equity financing with its last round totaling approximately $8.6 million during May 2000. However, the Company has incurred substantial losses and negative cash flows from operations. For the year ended December 31, 1999, the Company incurred a loss from operations of approximately $12.6 million and negative cashflows from operations of $9.5 million. For the six months ended June 30, 2000, the Company incurred a loss from operations of approximately $15.6 million and negative cashflows from operations of $12.1 million. As of December 31, 1999 and June 30, 2000, the Company had accumulated deficits of approximately $73.9 and $98 million, respectively. Management anticipates that losses may increase from current levels because of additional costs and expenses related to brand development, marketing and other promotional activities as a result of the Company's launch of its e-commerce software operation. Certain of these costs could be reduced if working capital decreased significantly. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended business objectives.

NOTE 2.  PORTFOLIO COMPANY GROSS TRANSACTION VOLUME AND NET REVENUE EARNED

Net revenue in the statement of operations reflects the licensing and related fees charged to non-consolidated affiliates and third parties and, for auction and/or sales transactions, the commissions earned on such transactions, rather than the gross transaction value, only for companies whose results are consolidated into the statement of operations.

NOTE 3.  CHANGE OF BUSINESS

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

Under the terms of the Merger Agreement, the ARTRA common shareholders received one share of Entrade no par common stock in exchange for each share of ARTRA no par common stock. All stock options and warrants issued by ARTRA and outstanding on the closing date of the Merger were converted on a one-for-one basis into Entrade stock options and warrants. For financial reporting purposes, Entrade's condensed consolidated financial statements are compared to ARTRA's financial statements for earlier periods, with shareholder's equity and share information restated to reflect the effect of the Merger Agreement. All shareholders' equity and share information has been restated to reflect this recapitalization. Entrade's common stock became listed and commenced trading on the New York Stock Exchange under the symbol "ETA" on September 24, 1999.

Entrade owns all of the outstanding capital stock of entrade.com and, as of June 30, 2000, owned 16.62% (computed on a fully diluted basis) of the Class A Common Stock of AssetTRADE.com. entrade.com is an e-commerce software technology subsidiary of Entrade that provides an Internet-based business-to-business transaction engine and related e-commerce solutions for target markets. AssetTRADE.com provides business-to-business online services that facilitate the remarketing of industrial machinery, equipment and parts. These services are designed to enhance the current operation of asset recovery teams and procurement groups of industrial companies.

In connection with the execution of the Merger Agreement, on February 23, 1999, Entrade acquired certain software and intellectual property and 25% of the shares of Class A Common Stock of AssetTRADE.com from WorldWide, in exchange for 1,800,000 shares of Entrade common stock, $800,000 in cash and a note for $500,000, paid upon the consummation of the Merger. On
February 16, 1999, Entrade had agreed with Energy Trading Company, a wholly-owned subsidiary of Peco Energy Company, to issue to Energy Trading Company 200,000 shares of Entrade common stock, and to pay Energy Trading Company $100,000, paid upon the consummation of the Merger, in exchange for certain retained rights Energy Trading Company held in the assets purchased by Entrade. Entrade also agreed with both WorldWide and Energy Trading Company that it would provide a minimum of $4,000,000 in funding for entrade.com. Under separate loan agreements, ARTRA agreed to lend Entrade up to $2,000,000 and advance an additional $250,000 to fund the $800,000 cash payment to WorldWide and to provide funding for entrade.com until the consummation of the Merger. Under the Merger Agreement, ARTRA also agreed to guarantee the $4,000,000 funding for entrade.com.

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

WorldWide, which held 1,775,000 shares of Entrade common stock at June 30, 2000, is subject to a lockup under the Merger Agreement for sales or transfers of its Entrade shares until the first anniversary after the closing of the Merger, subject to (a) exceptions for pledges or the distribution of up to 25% of the Entrade shares to WorldWide's shareholders and (b) an agreement entered into in April 2000 between Entrade and WorldWide that permits WorldWide to sell up to 50,000 shares of Entrade common stock in each month prior to the first anniversary after the closing of the Merger. Subject to the lockup provision applicable to WorldWide, WorldWide shareholders that receive the distribution may utilize Rule 144 to sell shares.

NATIONWIDE

In October 1999, Entrade completed the acquisition of all of the issued and outstanding common stock of Public Liquidations Systems, Inc. and Asset Liquidation Group, Inc., d/b/a Nationwide Auction Systems ("Nationwide"). Nationwide has been in operation for 20 years and is one of the nation's largest volume public auction firms in the disposition of municipality, law enforcement, corporate and utility company surplus property, primarily vehicles and equipment. Nationwide also conducts auctions of real property and jewelry. Nationwide conducts its auctions at its facilities or at off-site locations. Nationwide has six auction facilities located in California, Missouri, Delaware, New Mexico and Georgia.

The consideration paid for Nationwide consisted of cash of $6,000,000; 1,570,000 shares of Entrade common stock; short-term promissory notes (the "Notes") in the principal amount of $4,800,000; and promissory notes (the "Term Notes") in the principal amount of $14,000,000, with a final maturity of October 1, 2001. The Notes and the Term Notes provide for interest at an annual rate of 8.0%. Entrade also issued 80,000 shares of Entrade common stock in payment of fees to its agent in connection with the closing of the transaction.

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

In March 2000, Entrade entered into an agreement with the Nationwide selling shareholders to convert the Term Notes with a remaining principal balance of $10,500,000 into 265,621 shares of Entrade common stock. The Term Notes originally provided for principal payments of $3,500,000 in October 2000 and $7,000,000 in October 2001. Completion of this trans-action is subject to approval by Entrade's shareholders.

In May 2000, the Nationwide selling shareholders ("Sellers") participated in the private sale of promissory notes in the aggregate amount of $2,000,000. The Sellers agreed to purchase $1,000,000 of the Secured Notes and Entrade agreed to exchange an aggregate of $1,000,000 of the Term Notes for $1,000,000 of the newly issued Secured Notes (See Note 6: Promissory Notes and Related Warrants). In addition, in consideration for, among other things, the additional capital and the continued personal guarantee of certain debt and a performance bond by one of the Sellers, Entrade is currently renegotiating with the Sellers in reference to the terms of the payoff of the Term Notes through the issuance of additional Entrade common stock, which, when finalized, will be subject to shareholders approval.

The 1999 Nationwide acquisition has been accounted for as a purchase. The operating results of Nationwide have been included in Entrade's condensed consolidated financial statements since the effective date of acquisition. The amount of the purchase price allocated to intangible assets acquired, principally goodwill, of approximately $45 million is being amortized over 20 years.

Holders of approximately 1,848,985 shares of common stock that were issued in the Nationwide acquisition were prohibited from selling more than 978,985 shares until May 31, 2000, subject to adjustment in certain circumstances. At June 30, 2000, the Holders have not exercised their right to sell any portion of the shares originally issued as part of the acquisition.

E-COMMERCE MARKETPLACES

Effective October 4, 1999, Entrade acquired all of the then issued Series A Preferred Stock of printeralliance.com ("Printeralliance Preferred") for cash of $500,000 and a license to the entrade.com e-commerce software. A privately owned e-commerce company, printeralliance.com was formed in 1999 to establish a buying group of independent commercial printers in order to obtain cost savings on supplies, equipment and other services. The Printeralliance Preferred shares acquired by Entrade are convertible into a 61% common stock ownership interest in printeralliance.com at the option of Entrade. Accordingly, the acquisition has been accounted for as a purchase and the operating results of printeralliance.com have been included in Entrade's condensed consolidated financial statements since the effective date of acquisition. The amount of the purchase price allocated to intangible assets acquired is being amortized over five years. In the first quarter of 2000, Entrade also invested $1,000,000 to acquire an additional issue of Printeralliance Preferred shares, which are convertible into a 3% common stock ownership interest. This additional investment increased Entrade's equity interest to 64%. In June 2000, Entrade invested an additional $350,000 in printeralliance.com through the purchase of convertible notes, each with a 15% coupon.

     In October 1999, entrade.com licensed its technology to Pricecon-tainer.com, Inc. ("Pricecontainer.com") in return for a 15% ownership interest. Pricecontainer.com is establishing itself as an on-line reservation system for a variety of trans-oceanic and maritime logistics services. Entrade accounts for its investment in Pricecontainer.com using the cost method.

utiliparts.com, Inc., d/b/a GlobalPowerAssets.com, is owned 80% by entrade.com and 20% by AssetTRADE.com. GlobalPowerAssets.com intends to create an e-commerce marketplace in the utility industry utilizing entrade.com's e-commerce software, to provide investment recovery, internal inventory optimization and asset disposition consulting services.

On February 10, 2000, Entrade agreed with Associates First Capital Corporation ("Associates") to organize TruckCenter.com, Inc. ("TruckCenter.com") a new company designed to create a business-to-business e-commerce marketplace for the sale of trucks and related services, including financing, certification, warranty and third party inspection. The TruckCenter.com Website was launched and became transactional on April 15, 2000. For the six-month period following the launch, Associates has agreed to list its truck inventory on the TruckCenter.com Website and not on any other Website unaffiliated with Associates. Subject to its independent underwriting guidelines, Associates also intends to provide financing for purchasers transacting business over the TruckCenter.com Website.

Under the terms of the original agreement with Associates, Entrade has provided TruckCenter.com with funding in an aggregate of approximately $3,281,000 with cash and services as of June 30, 2000.

On May 15, 2000, Associates' option to purchase from Entrade 40% (computed on a fully diluted basis) of the common stock of TruckCenter.com at par value expired. The Company is currently negotiating with Associates to determine the ownership interest the Associates will ultimately obtain.

On February 18, 2000, Entrade's wholly-owned subsidiary, entrade.com, entered into an agreement to acquire 1,011,667 shares of Series A Convertible Preferred Shares, par value $.001 per share, of TradeTextile.com ("TradeTextile Preferred"), a warrant to acquire 288,778 shares of the TradeTextile Preferred and a warrant to acquire 333,609 shares of the TradeTextile Preferred in exchange for (a) $3,500,000, to be paid in installments subject to certain conditions, (b) a warrant to acquire up to 75,000 shares of Entrade common stock and (c) a license to TradeTextile.com of entrade.com's software technology. Pursuant to the terms of the agreement, entrade.com will own 35% of TradeTextile.com on a fully-diluted basis, assuming the full exercise of its warrants to purchase the TradeTextile Preferred. TradeTextile.com, using the entrade.com technology, facilitates the online trading of yarns, fabrics, garments, raw materials, chemicals, and textile quotas, initially targeting the Chinese textile industry.

In May 2000, Entrade negotiated a deferment of the remaining installments for the purchase of the TradeTextile Preferred shares. The unpaid balance of $1,000,000 bears interest at 8.0% and is payable and due monthly in arrears with quarterly principal payments beginning in the fourth quarter of 2000.

On March 9, 2000, Entrade agreed with Textron Financial Corporation, a subsidiary of Textron Inc., to organize a new entity to be known as AssetControl.com, which is intended to be a business-to-business e-commerce marketplace for the sale of surplus industrial equipment, excess inventory and commercial real estate. Entrade owns 38.0% of AssetControl.com with the remainder owned 47.5% by Textron Financial, 9.5% by ATM Service (a majority owned subsidiary of WorldWide), and 5.0% by Safeguard Scientifics Inc. As part of the consideration for this agreement, Entrade issued to Textron Financial Corporation a warrant to acquire up to 1,000,000 shares of Entrade common stock. The warrant initially vests 250,000 shares with the remaining 750,000 shares scheduled to vest based upon certain performance standards for AssetControl.com.

On April 5, 2000, Entrade's subsidiary, entrade.com, agreed with a majority-owned subsidiary of Gondwana Resources NL Pty Ltd. ("Gondwana") to organize a new entity known as Entrade Asia Pacific, subject to Gondwana shareholder approval and their obtaining sufficient funding. In June 2000, the shareholders' of Gondwana approved the proposed agreement to organize a new entity. However, the agreement was terminated due to the inability of Gondwana to obtain the requisite funding to complete the transaction.

In June 2000, Entrade completed the investment of an additional $400,000, for a total of $500,000, in CommerceHealth.com which provides procurement process solutions and consulting services for the large hospital market. Entrade has an approximate 6% ownership of CommerceHealth.com.


NOTE 4.  INVESTMENT IN AssetTRADE.com

On February 23, 1999, Entrade acquired 25% of the outstanding shares of Class A Common Stock of AssetTRADE.com, a provider of business-to-business online services that facilitate the remarketing of industrial machinery, equipment and parts.

On April 12, 2000, Entrade entered into a Stock Purchase Agreement with Positive Asset Remarketing, Inc. ("PAR"), a Nevada corporation, and certain other parties, pursuant to which Entrade terminated a prior agreement to acquire PAR, and agreed to acquire from PAR 7,350,000 shares of the Class A Common Stock of AssetTRADE.com, Inc., in exchange for cash payment for $3,488,000 and 964,000 shares of Entrade's Common Stock, subject to adjustment in certain cases. On April 20, 2000, Entrade sold 6,000,000 shares of Class A Common Stock of AssetTRADE.com, for $10,000,000 which resulted in a gain of $8,069,000. At June 30, 2000, Entrade owned 16.62% (computed on a fully diluted basis) of the Class A Common Stock of AssetTrade.com.

Summarized financial data for AssetTRADE.com for the six month period ended June 30, 2000 and the twelve month period ended December 31, 1999 is as follows (in thousands):

                                                June 30,     December 31,
                                                 2000           1999
                                              -----------    ------------

      Revenues . . . . . . . . . . . . . .       $    100        $  --
                                                 ========        ========
      Operating loss . . . . . . . . . . .       $(11,417)       $ (1,831)
                                                 ========        ========
      Net loss . . . . . . . . . . . . . .       $(11,170)       $ (1,778)
                                                 ========        ========

      Current assets . . . . . . . . . . .       $  4,506        $  4,719
      Noncurrent assets. . . . . . . . . .         16,296             283
                                                 --------        --------
                                                 $ 20,802        $  5,002
                                                 ========        ========

      Current liabilities. . . . . . . . .       $  9,204        $  1,030
      Noncurrent liabilities . . . . . . .          5,000           --
      Redeemable preferred stock . . . . .         19,134           5,750
      Shareholders' deficit. . . . . . . .        (12,536)         (1,778)
                                                 --------        --------
                                                 $ 20,802        $  5,002
                                                 ========        ========

NOTE 5.    INVESTMENT IN COMFORCE CORPORATION

At June 30, 2000 and December 31, 1999, ARTRA owned 1,525,000 shares of common stock of Comforce Corporation ("Comforce"), an ownership interest of approximately 9.0%, which was classified in ARTRA's consolidated balance sheet in current assets as "Available-for-sale securities." At June 30, 2000 and December 31, 1999, the gross unrealized gain relating to ARTRA's investment in Comforce, reflected as a separate component of shareholders' equity, was $5,104,000 and $7,106,000, respectively. The investment in Comforce common stock is subject to liquidity and market price risks. An attempt to sell a large number of the Comforce shares over a limited period could be expected to result in a reduction of the market price of those shares.

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

The disposition of these 200,000 Comforce common shares resulted in a gain that was deferred and will not be recognized in ARTRA's financial statements until the options to purchase these 200,000 Comforce common shares are exercised. Prior to the fourth quarter of 1997, no options to acquire any of the 200,000 Comforce common shares had been exercised. During the fourth quarter of 1997, options to acquire 59,500 of these Comforce common shares were exercised resulting in a realized gain of $225,000. During 1998, options to acquire 84,750 of these Comforce common shares were exercised resulting in a realized gain of $320,000. During 1999, options to acquire 20,000 of these Comforce common shares were exercised resulting in a realized gain of $66,000. During 2000, options to acquire 5,250 of these Comforce common shares were exercised resulting in a gain of $20,000.

At June 30, 2000 and December 31, 1999, options to acquire 32,000 and 37,250, respectively, Comforce common shares, remained unexercised and were classified in ARTRA's consolidated balance sheet as other receivables with aggregate values of $64,000 based upon the value of proceeds to be received upon future exercise of the options.

NOTE 6.  PROMISSORY NOTES AND RELATED REDEEMABLE WARRANTS

During the week of May 15, 2000, Entrade agreed to issue approximately $10,625,000 from the private sale of promissory notes ("Notes") and related warrants to certain related and unrelated individual accredited investors, including the former owners of Nationwide, one of whom is a Director, and two additional Directors. Entrade also exchanged term note obligations of $1,000,000 due October 1, 2001 (Note 3. Change of Business - Nationwide) for Notes as incentive for the former owners of Nationwide to enter into the Note agreement. The Notes, due July 15, 2001, bear interest at a rate of 15.0% per annum payable in arrears on a quarterly basis. The Notes may be pre-paid at any time at Entrade's option, subject to certain pre-payment fees. Of the total amount of Notes issued, notes with an aggregate face value of $7,000,000 are secured by 100% of the issued and outstanding stock of Nationwide. The remaining $4,625,000 of Notes are unsecured obligations of Entrade. The Company received $8,625,000 in cash proceeds and $2,000,000 in the form of a note which is due on September 15, 2000.

In connection with the issuance of the Notes, Entrade has issued redeemable warrants to purchase shares of Entrade common stock, at the rate of warrants to purchase 40,000 shares per $1,000,000 face amount of Notes.
The warrants have an exercise price of $16.21 per share and are exercisable at any time until May 15, 2005. Entrade allocated the value of the warrants issued through June 30, 2000 at $1,138,000 based on the fair value of warrants granted and the proceeds received from the issued notes; resulting in a discounting of the Notes issued. Upon maturity of the Notes or the occurrence of an event of default, the investors have the option to continue to hold the warrants or to put them to Entrade for an amount equal to five percent of the initial principal amount of the Notes. Entrade notified the Note holders in June that a technical default existed at closing due to a cross default triggered by a previously unidentified technical default on the Nationwide bank revolving line of credit. Both defaults were cured through a waiver from the lending bank. A similar cross default at June 30, 2000, was also cured through a waiver from the lending bank.

NOTE 7.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In March 2000, Entrade raised approximately $28,579,000 in net proceeds from the sale of 30,000 shares of Entrade's Series A mandatorily redeemable convertible non-voting preferred stock (the "Series A Preferred Stock"). The investors also received warrants to purchase 400,000 shares of Entrade common stock at an exercise price of approximately $41.38 per share, subject to adjustment in certain circumstances. The Series A Preferred Stock, $1,000 par value, bore a 6.0% dividend payable at Entrade's option in either cash or common stock. For the first 15 months after issuance of the Series A Preferred Stock, and subject to certain registration rights and other conditions, Entrade had the right to convert all or part of the Series A Preferred Stock at the lesser of $78.73 per share or 91% of the lowest closing sale price of Entrade's common stock during the two consecutive trading days ending on the date of the election. In addition, Entrade had the right during this period to redeem the preferred stock at 115% of its value. Entrade had to redeem or convert all of the Series A Preferred Stock within two years of the date of its issuance, and, until the Series A Preferred Stock was redeemed or converted, Entrade could not pay dividends on its common stock without the approval of the preferred stockholders. To the extent that the fair market value of the common stock received upon conversion of the Series A Preferred Stock would have been deemed to exceed the carrying value of the Series A Preferred Stock, a beneficial conversion feature would have existed. A deemed dividend to the Series A Preferred Stock shareholders would have been reflected to the extent of any beneficial conversion feature which would have increased the net loss available to common shareholders.

The Series A Preferred Stock contained a feature pursuant to which the maximum conversion price per share and the terms of the warrant adjusted upon the occurrence of certain events, including in the event that the price of Entrade's common stock closed at a sale price lower than approximately $20.69 per share for any 15 trading days in a 20 trading day period or the price of Entrade's common stock closed at a sale price lower than $15.00 per share for any two consecutive trading days. As a result of either of such events, the maximum conversion price for the Series A Preferred Stock would have adjusted to the lesser of 120% of the "Liquidation Default Date Price" or 91% of the lower closing price of Entrade's common stock during the two consecutive trading days ending on the date of the conversion election. The Liquidation Default Date Price was the arithmetic average of the 15 lowest trading prices in such 20-trading day period (in the case of such trigger) or the middle three of the five trading days ending on the second consecutive day on which Entrade's common stock closed at a sale price lower than $15.00 per share (in the case of such trigger). Also as a result of any such events, the warrant exercise price would adjust to a price equal to the Liquidation Default Date Price and the number of shares issuable upon exercise of the warrant would have increased to a number equal to the prior number times a fraction, the numerator of which was the prior exercise price of the warrant and the denominator of which is the revised exercise price of the warrant.

Because the closing sale price of Entrade's common stock on April 13 and 14, 2000, was less than $15.00 per share, the investors had the right to convert the Series A Preferred Stock at a conversion price equal to the lesser of $19.44 or 91% of the lower closing sale price of Entrade's common stock during the two consecutive trading days ending on the date of such election. Following such event, Entrade had one business day to exercise its right to redeem the Series A Preferred Stock at 115% of par.

Entrade issued the redemption notice on April 17, 2000. On April 20, 2000, holders of 300 shares of the Series A Preferred Stock elected to convert those shares into 31,516 shares of Entrade common stock and Entrade redeemed the remaining 29,700 issued and outstanding shares of that Series A Preferred Stock redeemed for an aggregate payment of approximately $34,280,000. The redemption of the Series A Preferred Stock triggered both a deemed dividend of $23,190,000 and a gain of approximately $11,788,000 resulting in a net charge to retained earnings of $11,402,000. This increased the loss per share applicable to common shares in the second quarter of 2000 by $0.50.

The investors' original right to receive warrants to purchase 400,000 shares of Entrade common stock at an exercise price of approximately $41.38 has been adjusted such that they currently have warrants to purchase approximately 1,021,000 shares of Entrade common stock at an exercise price of approximately $16.21 per share. These warrants expire in March 2003 and, subject to certain conditions, will continue to adjust in both share amount and exercise price if Entrade issues additional shares of its common stock or certain equivalents at a price per share below the current exercise price of approximately $16.21. As of July 31, 2000, Entrade has not issued additional shares of its common stock or certain equivalents at a price per share below the current exercise price of the outstanding warrants.

NOTE 8.  INCOME TAXES

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

NOTE 9.  EARNINGS (LOSS) PER SHARE

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

Earnings (loss) per share for the three and six month periods ended
June 30, 2000 and 1999 was computed as follows (in thousands, except per share amounts):

                               Three Months Ended      Three Months Ended
                                 June 30, 2000           June 30, 1999
                              --------------------    --------------------
                               Basic      Diluted      Basic      Diluted
                              --------    --------    --------    --------
AVERAGE SHARES OUTSTANDING:
  Weighted average shares
   outstanding . . . . . .      17,440      17,440       8,655       8,655
  Common stock equivalents
   (options/warrants). . .       --          --          --          --
                              --------    --------    --------    --------
                                17,440      17,440       8,655       8,655
                              ========    ========    ========    ========
(LOSS):
  Net loss . . . . . . . .    $ (4,333)     (4,333)     (3,053)     (3,053)
  Dividends applicable to:
    Redeemable preferred
      stock. . . . . . . .       --          --           (130)       (130)
    Deemed dividends on
      mandatorily redeem-
      able convertible
      preferred stock. . .     (23,190)    (23,190)      --          --
    Gain on redemption of
      mandatorily redeem-
      able convertible
      preferred stock. . .      11,788      11,788       --          --
                              --------    --------    --------    --------
Loss applicable to
  common shares. . . . . .    $(15,735)    (15,735)     (3,183)     (3,183)
                              ========    ========    ========    ========
PER SHARE AMOUNTS:
  Loss per shares
    applicable to
    common shares. . . . .    $  (0.90)      (0.90)      (0.37)      (0.37)
                              ========    ========    ========    ========

                                 Six Months Ended        Six Months Ended
                                  June 30, 2000           June 30, 1999
                              --------------------    --------------------
                               Basic      Diluted      Basic      Diluted
                              --------    --------    --------    --------
AVERAGE SHARES OUTSTANDING:
  Weighted average shares
    outstanding. . . . . .      16,920      16,920       8,331       8,331
  Common stock equivalents
    (options/warrants) . .       --          --          --          --
                              --------    --------    --------    --------
                                16,920      16,920       8,331       8,331
                              ========    ========    ========    ========
(LOSS):
  Net loss . . . . . . . .    $(12,670)    (12,670)     (4,321)     (4,321)
  Dividends applicable to:
    Redeemable preferred
      stock. . . . . . . .       --          --           (194)       (194)
    Deemed dividends on
      mandatorily redeem-
      able convertible
      preferred stock. . .     (23,226)    (23,226)      --          --
    Gain on redemption
      of mandatorily
      redeemable conver-
      tible preferred
      stock. . . . . . . .      11,788      11,788       --          --
                              --------    --------    --------    --------
  Loss applicable to
    common shares  . . . .    $(24,108)    (24,108)     (4,515)     (4,515)
                              ========    ========    ========    ========

                                 Six Months Ended        Six Months Ended
                                  June 30, 2000           June 30, 1999
                              --------------------    --------------------
                               Basic      Diluted      Basic      Diluted
                              --------    --------    --------    --------
PER SHARE AMOUNTS:
  Loss per shares
    applicable to
    common shares. . . . .    $  (1.43)      (1.43)      (0.54)      (0.54)
                              ========    ========    ========    ========


NOTE 10.  LITIGATION

In addition to legal proceedings and claims that arise in the ordinary course of business, none of which management considers to be material, Entrade and/or its subsidiaries are involved in the following proceedings. ARTRA and its subsidiaries are the defendants in various business-related litigation, environmental matters and product liability claims. At June 30, 2000 and December 31, 1999, ARTRA had accrued current liabilities of $1,400,000 for potential business-related litigation and environmental liabilities. No liabilities were accrued for the product liability claims because no reasonable basis exists on which such claims could be quantified.

PRODUCT LIABILITY CLAIMS

Since 1983, ARTRA has responded to significant product liability claims relating to the use of asbestos in the manufacture of products by various companies, including a former ARTRA subsidiary. Reports from outside counsel indicate, as of June 30, 2000, pending claims asserted by approximately 47,500 plaintiffs (excluding loss of consortium claims) in 16 states. It is probable that a significant number of additional claims will be asserted in the future. ARTRA has no reasonable basis on which to quantify the potential cost to it of these pending and unasserted claims.

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

Until January 31, 2000, pursuant to the interim agreement, certain of ARTRA's excess insurance carriers funded defense and indemnity costs as they became due. Under the interim agreement, the claims were administered by one of ARTRA's principal excess insurers, which was one of the participants in the expired interim agreement. Since January 31, 2000, that excess insurer has not administered the claims. From January 1, 2000 through June 30, 2000 the excess insurers have paid $585,000 in defense costs. ARTRA estimates that defense, settlement and indemnity expenses incurred between January 1, 2000 and June 30, 2000 were approximately $9,700,000 of which approximately $1,309,000 was subject to the interim agreement through January 31, 2000 and was advanced by excess insurers, or is subject to potential reimbursement from the excess insurers. During the time period February 1, 2000 through June 30, 2000 ARTRA estimates that approximately $8,391,000 in defense settlement and indemnity expenses were incurred which are subject to potential reimbursement from the excess insurers.

Negotiations are continuing with the principal excess insurer and the other excess insurers regarding the establishment of a permanent funding, claims administration and coverage agreement. Unless and until such a permanent agreement is reached, as to which ARTRA can provide no assurance, ARTRA intends, unless litigation should become necessary in light of the positions of the excess carriers or other circumstances, to: (i) administer the claims and (ii) fund defense, settlement and indemnity costs to the extent necessary and then seek reimbursement in settlement and defense costs from the excess insurance carriers. At June 30, 2000 ARTRA has advanced $245,000 which is subject to potential reimbursement from certain excess insurers. It is also possible that these excess insurance carriers could cease making payments at any time on the basis of their various reservations of rights.

ARTRA and two of its excess insurers currently have a dispute as to the existence of certain insurance coverage, in the approximate amount of $25,000,000, for the period 1968 through 1974. These carriers contend that the policies for this period, if they ever existed, are "lost." If ARTRA were to be unable to locate all or some of these policies or provide sufficient evidence of their existence, then, absent the negotiation of an agreement with the carriers, as to which ARTRA can provide no assurance, a court could find that no coverage existed for all or some of the periods in question. In that event, a court might find ARTRA responsible for funding its pro rata share of payments for defense and indemnity costs. A similar issue exists with respect to an unknown amount of primary and excess insurance coverage by unknown insurers for the period 1947 through 1962, for which ARTRA has not been able to locate policies, with potential effect similar to that possible with respect to the 1968 through 1975 period.

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

ARTRA has the following amounts of excess insurance it believes are available to indemnify ARTRA against its liability on some or all of the claims: (a) approximately $204,000,000 for which ARTRA has policies, less amounts expended from September 1998 through June 30, 2000 and such additional amounts as have been paid or committed since June 30, 2000; (b) an additional amount which may total as much as $45,000,000 for which ARTRA thus far has been unable to locate insurance policies but for which ARTRA has certain evidence of coverage, and (c) any potentially applicable coverage in an undetermined amount for any other policies that may exist over certain years, which ARTRA is investigating. There is also potential additional coverage from two excess insurers, which ARTRA believes are or may be involved in insolvency proceedings. In the event ARTRA were unable to satisfy the claims through a combination of insurance coverage and its own net assets, or in the event that ARTRA does not receive timely reimbursement from its excess carriers of amounts ARTRA may be required to expend on defense, settlement and indemnity payments, it is possible that ARTRA could be forced to seek protection under the federal bankruptcy laws and that Entrade would lose its entire investment in ARTRA.

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

      LAWSUITS SEEKING RECOVERY OF ENVIRONMENTAL CLEAN-UP COSTS

In a case titled Sherwin-Williams Company v. ARTRA Group Incorporated, filed in 1991 in the United States District Court for Maryland, Sherwin-Williams Company brought suit against ARTRA and other former owners of a paint manufacturing facility in Baltimore, Maryland, for recovery of costs of investigation and clean-up of hazardous substances that were stored, disposed of or otherwise released at the manufacturing facility. This facility was owned by Baltimore Paint and Chemical Company, formerly a subsidiary of ARTRA from 1969 to 1980. Sherwin-Williams's current projection of the cost of clean-up is approximately $5,000,000 to $6,000,000. ARTRA has filed counterclaims against Sherwin-Williams and cross claims against other former owners of the property. ARTRA also is vigorously defending this action and has raised numerous defenses. Currently, the case is in discovery, and ARTRA cannot determine what, if any, its liability may be in this matter.

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

NOTE 11.  BUSINESS SEGMENTS

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

In October 1999, Entrade completed the acquisition of all of the issued and outstanding common stock of Nationwide, which has operated for 20 years and is one of the nation's largest volume public auction firms in the disposition of municipality, law enforcement, corporate and utility company surplus property. In addition to vehicles and equipment, Nationwide conducts real property and jewelry auctions.

The Company has adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segments. At June 30, 2000, Entrade's two reportable segments consist of development stage business services provided principally by the software technology licensing and e-commerce marketplaces and the transaction services business conducted principally by Nationwide.

The following table summarizes financial information for Entrade's reportable segments for the three and six month periods ended June 30, 2000 and 1999, respectively (in thousands):

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                              --------------------    --------------------
                                2000        1999        2000        1999
                              --------    --------    --------    --------
Revenues:
  Development stage
    businesses . . . . . .    $    233       --            450       --
  Transaction services . .       3,446       --          7,059       --
                              --------    --------    --------    --------
                              $  3,679       --          7,509       --
                              ========    ========    ========    ========
Operating loss:
  Development stage
    businesses . . . . . .    $  4,145       --          8,689       --
  Transaction services . .         548       1,472       1,244       1,772
  Corporate expenses . . .       3,532       1,702       5,678       2,756
                              --------    --------    --------    --------
Operating loss . . . . . .       8,225       3,174      15,611       4,528

Other income (expense):
  Equity in loss of
    affiliates . . . . . .      (2,457)      --         (3,239)      --
  Gain on sale of
    investments. . . . . .       8,089       --          8,089       --
  Net interest (expense)
    income . . . . . . . .        (601)        121        (769)        207
  Amortization of discount
    on note payable. . . .      (1,138)      --         (1,138)      --
                              --------    --------    --------    --------
  Loss before income
    taxes. . . . . . . . .    $  4,332       3,053      12,668       4,321
                              ========    ========    ========    ========
Capital expenditures:
  Development stage
    businesses . . . . . .    $    210       --            496       --
  Transaction services . .          29       --            359       --
  Corporate. . . . . . . .         126       --            428       --
                              --------    --------    --------    --------
                              $    365       --          1,283       --
                              ========    ========    ========    ========
Depreciation and
 amortization:
  Development stage
    businesses . . . . . .    $    543       --          1,077       --
  Transaction services . .         553       --          1,209       --
  Corporate. . . . . . . .          31       --             36       --
                              --------    --------    --------    --------
                              $  1,127       --          2,322       --
                              ========    ========    ========    ========

The following table summarizes financial information for Entrade's responsible segments for the six month periods ended June 30, 2000, and 1999, respectively.

                                                     Six Months Ended
                                                         June 30,
                                                 ------------------------
                                                   2000            1999
                                                 --------        --------
Total assets:
  Development stage business . . . . . . .       $ 10,378           --
  Transaction services . . . . . . . . . .         52,337           --
  Corporate. . . . . . . . . . . . . . . .         12,114          16,921
  Investment in and advances
    to affiliates. . . . . . . . . . . . .         29,588           --
                                                 --------        --------
                                                 $104,417          16,921
                                                 ========        ========

During the three and six months ended June 30, 2000, there were no significant intersegment sales. No one customer accounted for more than 10% of the Company's total revenues. No significant revenues were generated by development stage business during the three or six months ended June 30, 2000.


NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force ("EITF") released Issue 00-2, "Accounting for Web Site Development Costs." EITF Issue 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). The Company plans to adopt the provisions of EITF 00-2 effective July 1, 2000. The Company's web site development costs for all periods through June 30, 2000 have been expensed.

The capitalization of a major portion of the Company's web site development costs could have a significant effect on the results of operations in the remainder of fiscal year 2000 and future periods.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25"(the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of APB 25. The Company adopted the provisions of this pronouncement during the first quarter of 2000.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company believes its revenue recognition policy is in compliance with SAB No. 101.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Statement, as amended, is effective for fiscal years beginning after June 15, 2000. As the Company does not have any derivative instruments or hedging activities, SFAS No. 133 is not expected to have a material effect on the Company's financial results.

NOTE 13.  SUBSEQUENT EVENTS

Entrade and eBreviate, a subsidiary of EDS, announced the formation of a strategic alliance to offer buyers, sellers and internet marketplaces an extensive suite of e-commerce software and services. The two companies will also actively market each other's software and services, as well as jointly pursue other e-commerce opportunities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

This Report contains forward-looking statements based on the Company's current expectations, estimates, projections, beliefs and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual Company results could differ materially and adversely from those anticipated in any forward-looking statements as a result of numerous factors, many of which are described in the "Risk Factors" section in the Company's prospectus filed with the SEC on February 10, 2000. You should carefully consider those risks, in addition to the other information in this Report and in the Company's other filings with the SEC, before deciding to invest in the Company or to maintain or increase your investment. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion supplements the information found in the financial statements and related notes:

GENERAL BUSINESS

Entrade is an e-commerce software technology company and a creator of and an investor in business-to-business e-commerce marketplaces in targeted industries. Entrade utilizes a blend of proprietary web enabled business-to-business e-commerce technology through Entrade Commerce business development and management talent, funding and strategic alliances to launch e-commerce marketplaces. Entrade's model involves working with leaders in targeted industries to create neutral marketplaces that bring together multiple sellers and buyers. Through a diversified portfolio of companies and a "Bricks and Clicks" strategy, Entrade has developed a competency in asset management, asset disposition and fulfillment.

Entrade marketplaces are intended to generate multiple revenue streams including transaction fees, membership and listing fees, fees from ancillary services such as credit, financing, appraisal, escrow and warranty, and advertising. Entrade also generates revenue by licensing its technology through various licensing arrangements.

During the first six months of 2000, Entrade has continued to execute on its strategy of creating business-to-business e-commerce marketplaces. The following table contains a summary as of June 30, 2000 of the e-commerce companies in which Entrade has an interest and the marketplace each company is pursuing. In addition, the table indicates the quarter Entrade's ownership interest in each company began and the period in which each company launched its website.
                                                Owner-
                                                 ship
                                               Interest
                                                (1) at     Owner-
                                               June 30,     ship     Website
Company            e-commerce marketplace        2000       Date     Launched
-------          --------------------------    --------   --------   --------

Asset-
 Control.com     Sale of surplus industrial         38%    Q1 2000   May 2000
                 equipment, excess inventory
                 and commercial real estate

                                                Owner-
                                                 ship
                                               Interest
                                                (1) at     Owner-
                                               June 30,     ship     Website
Company            e-commerce marketplace        2000       Date     Launched
-------          --------------------------    --------   --------   --------

AssetTRADE.com   Industrial machinery, equip-    16.62%    Q1 1999   Apr 2000
                 ment and parts remarketing

Commerce-
 Health.com      On-line institutional health-       6%    Q2 2000     Beta
                 care procurement system                              Testing

printer-
 alliance.com    Buying group of independent        64%    Q4 1999   Apr 2000
                 commercial printers in order
                 to obtain cost savings on
                 supplies, equipment and
                 other services

Trade-
 Textile.com     Trading of excess yarns and        21%    Q1 2000   Mar 2000
                 fabrics, garments, raw
                 materials, chemicals, and
                 textile quotas, initially
                 targeting the Chinese
                 textile industry

GlobalPower
Assets.com       Asset recovery and internal     80%(2)    Q2 1999   Jun 2000
                 inventory management ser-
                 vices to utility industry
Truck-
 Center.com      Sale of trucks and related     100%(3)    Q1 2000   Apr 2000
                 services including financing,
                 certification, warranty and
                 third party inspection

Pricecon-
 tainer.com      On-line reservation system       15%      Q4 1999   Apr 2000
                 designed to facilitate
                 trans-oceanic shipping and
                 logistics

      (1)   On a fully-diluted basis.
      (2) Does not reflect Entrade's additional ownership due to AssetTRADE.com's 20% interest in GlobalPower Assets.com
      (3) See Note 3 to the condensed consolidated financial statements "Change of Business - e-commerce Marketplaces" for a description of the ownership of TruckCenter.com.


On February 10, 2000, Entrade agreed with Associates First Capital Corporation to organize a new entity to be known as TruckCenter.com to create a business-to-business e-commerce marketplace for the sale of trucks and related services, including financing, certification, warranty and third party inspection.

On February 18, 2000, Entrade entered into an agreement to acquire shares of Series A Convertible Preferred Shares of TradeTextile.com.
TradeTextile.com provides business-to-business e-commerce for the trading of yarns, fabrics, garments, raw materials, chemicals, and textile quotas, initially targeting the Chinese textile industry.

On March 9, 2000, Entrade agreed with Textron Financial Corporation, a subsidiary of Textron Inc., to organize a new entity to be known as AssetControl.com to create a business-to-business electronic commerce marketplace for the sale of surplus industrial equipment, excess inventory and commercial real estate.

On March 20, 2000, Entrade raised approximately $28,579,000 in net proceeds from the sale of 30,000 shares of its Series A Mandatorily Redeemable Convertible preferred stock. See Note 6 to the financial statements "Mandatorily Redeemable Convertible Preferred Stock" and the "Liquidity Capital Resources" section relating to the redemption of the Series A Mandatorily Redeemable Convertible Preferred Stock and other matters affecting Entrade's ongoing results of operations.

In June 2000, Entrade invested an additional $400,000, for a total of $500,000, in CommerceHealth.com which provides procurement process solutions and consulting services for the large hospital market. Entrade has an approximate 6% ownership of CommerceHealth.com.

Entrade also owns all of the outstanding capital stock of Nationwide, operating as a public auction firm for the disposition of municipality, law enforcement, corporate and utility company surplus property, primarily vehicles and equipment. In addition, Nationwide conducts auctions of real property and jewelry. Entrade also owns all of the Series A Preferred Stock (convertible into a 61% common stock ownership interest) of printeralliance.com, and in the first quarter of 2000 acquired an additional 3% interest for $1,000,000 bringing its total interest to 64%. In June 2000, Entrade invested an additional $350,000 in printeralliance.com through the purchase of convertible notes, each with a 15% coupon. Entrade also owns a 15% interest in Pricecontainer.com and has continued to develop the business of utiliparts.com, Inc., d/b/a GlobalPowerAssets.com, in which Entrade holds an 80% interest.

RESULTS OF OPERATIONS

      PORTFOLIO COMPANY GROSS TRANSACTION VOLUME AND NET REVENUE EARNED

Net revenue in the statement of operations reflects the licensing and related fees charged to non-consolidated affiliates and third parties and, for auction and/or sales transactions, the commissions earned on such transactions, rather than the gross transaction value, only for companies whose results are consolidated into the statement of operations. Financial data for Entrade's portfolio companies (whether accounted for in the statement of operations on the consolidation, equity or cost methods) regarding gross transaction value and total net revenue for the three and six month periods ended June 30, 2000 is as follows (in thousands):

                                              Three Months     Six Months
                                                  Ended          Ended
                                                 June 30,       June 30,
                                                  2000            2000
                                              -----------      -----------
    Portfolio companies exclusive of
     Nationwide
      Gross transaction volume . . . . . .       $ 21,569          26,723
                                                 --------        --------
      Net revenue. . . . . . . . . . . . .          1,108           1,521
                                                 --------        --------
    Nationwide
      Gross transaction volume . . . . . .         19,281          39,834
                                                 --------        --------
      Net revenue. . . . . . . . . . . . .          3,446           7,059
                                                 --------        --------
    All portfolio companies
      Total gross transaction volume . . .         40,850          66,557
                                                 --------        --------
      Total net revenue. . . . . . . . . .       $  4,554           8,580
                                                 ========        ========

     THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 VS. THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999

Revenues of $3,679,000 and $7,509,000 for the three and six month periods ended June 30, 2000 reflect the results principally from the auction fees and related revenue of Nationwide, which was acquired in the fourth quarter of 1999. Revenues of $233,000 and $450,000 were earned by Entrade's e-commerce businesses during the three and six month periods ended June 30, 2000, respectively. The cost of revenues for the three month periods ended June 30, 2000 represents the cost of sales of Nationwide.

Selling, general and administrative expenses from operations were $8,760,000 and $16,550,000 for the three and six month periods ended
June 30, 2000, respectively, as compared with $1,462,000 and $2,446,000 for the respective prior year periods. The increase from 1999 to 2000 is due primarily to increases in personnel and related costs, consulting, legal, and professional fees related to the development of Entrade's various e-commerce marketplaces and proprietary software. Entrade incurred non-cash compensation charges of $415,000 and $1,090,000 during the three and six month periods ended June 30, 2000 as compared to $1,472,000 and $1,772,000 for the respective prior year periods.

During the three and six month periods ended June 30, 2000, Entrade had net interest expense of $601,000 and $769,000 as compared to net interest income of $121,000 and $207,000 during the three and six month periods ended June 30, 1999, respectively. During the three months ended June 30, 2000, Entrade incurred charges of $1,138,000 for the amortization of the discount incurred in connection with the private placement of promissory notes. In April 2000, Entrade sold 6,000,000 shares of Class A Common Stock of AssetTRADE.com which resulted in a gain of $8,069,000. In addition, 5,250 shares of Comforce common stock was sold for a gain of $20,000.

Entrade's consolidated working capital decreased by $7,289,000 to ($12,180,000) at June 30, 2000, as compared to consolidated working capital of ($4,891,000) at December 31, 1999. Entrade used working capital to invest in its affiliates, retire debt, fund operating expenses, and for the acquisition of assets. This use of working capital was partially offset by proceeds from the exercise of stock options and warrants, and the private placement of notes.

LIQUIDITY AND CAPITAL RESOURCES

Entrade has sustained significant net losses and negative cash flows from operations in the first six months of 2000. Entrade's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to raise additional financing through public or private equity financing, bank financing or other sources of capital.

Entrade was unable to recognize an income tax benefit in connection with its first six months of 2000 due to its tax loss carryforwards and the uncertainty of future taxable income.

Entrade's cash and cash equivalents decreased $416,000 during the six months ended June 30, 2000. Cash flows used by operating activities of $12,093,000 and cash flows used by investing activities of $7,783,000 were less than cash flows from financing activities of $19,460,000. Operating activities used cash flows to fund Entrade's net loss for the six months ended June 30, 2000 including amounts used to support its affiliates. Investing activities used cash flows to invest in Entrade's affiliates and for the acquisition of assets. Financing activities provided cash flows from the exercise of stock options, warrants, and private placements entered into during the six months ended June 30 of fiscal 2000.

In March 2000, Entrade raised approximately $28,579,000 in net proceeds from the sale of the Company's Series A mandatorily redeemable convertible preferred stock ("Series A Preferred Stock"). In April 2000, Entrade sold 6,000,000 shares of Class A Common Stock of AssetTRADE.com and used the $10,000,000 of proceeds from such sale, along with cash on hand, to satisfy the redemption of 29,700 shares of the Series A Preferred Stock issued in March for approximately $34,280,000, which materially decreased the cash available to Entrade to finance its continuing e-commerce operations. During the week of May 15, 2000, Entrade agreed to issue approximately $10,625,000, $2,000,000 of the proceeds of which are in the form of a note which is due on September 15, from a private placement of promissory notes and related warrants to certain individual accredited investors. See
Note 7 - Mandatorily Redeemable Convertible Preferred Stock to the condensed consolidated financial statements in Item 1 of Part 1 to this Form 10-Q report.

Management believes that, upon obtaining the additional $2,000,000 of funding due on September 15, current working capital is sufficient to continue its current operations into the fourth quarter of this year or, without the additional capital, through the third quarter of this year. If Entrade desires to make additional strategic acquisitions or invest in additional joint ventures, Entrade will require additional capital beyond that which is currently anticipated. Management has engaged investment banking firms to raise additional capital in order to fund its operations and execute its e-commerce business plan into 2001. Adequate financing may not be available to Entrade on favorable terms or at all. If adequate funds are not available on acceptable terms, or at all, Entrade will not be able to continue or expand its e-commerce business operations, which would materially harm its business, results of operations and financial condition.

Management believes that Entrade's Nationwide subsidiary generates adequate cash flow and earnings from operations to continue its operations as currently conducted whether or not Entrade receives adequate financing to continue its e-commerce operations.

As of June 30, 2000, Entrade has a commitment to provide approximately $1,000,000 in cash to TradeTextile.com. Management anticipates that Entrade will be able to satisfy this commitment only upon the receipt of additional funding from outside sources.

On March 31 and June 30, 2000, Nationwide triggered a technical default in its bank revolving line of credit. These defaults triggered cross defaults in the Entrade promissory notes. All defaults were cured through waivers from the lending bank.

OPERATING PLAN

During 1999, Entrade entered the business of developing business-to-business e-commerce marketplaces primarily through its acquisition of entrade.com, printeralliance.com and other equity interests. Entrade also entered the land-based asset disposition public auction business through its October 1999 acquisition of Nationwide. In 2000, Entrade invested in TruckCenter.com, AssetControl.com, TradeTextile.com, CommerceHealth.com and began the buildout of its software company on a stand-alone basis. Entrade intends to continue to expand these businesses in 2000. For a description of the acquisitions, see Note 3, "e-commerce Marketplaces" to Condensed Consolidated Financial Statements included in Item 1 of Part I of this
Form 10-Q report.

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

On October 19, 1999, Entrade completed the acquisition of all of the outstanding capital stock of Nationwide. Entrade paid the following amounts to close the transaction: (a) 1,570,000 shares of Entrade common stock; (b) promissory notes (the "Notes") with a total principal amount of $4,800,000, maturing on November 29, 1999; (c) $6,000,000 cash; and (d)
promissory notes (the "Term Notes") with a total principal amount of $14,000,000, maturing October 1, 2001. The Notes and the Term Notes bear interest at an annual rate of 8%. Entrade paid the cash portion of the purchase price out of cash in its accounts. Entrade also issued 80,000 shares of Entrade common stock in payment of fees to its agent in connection with the closing of the transaction.

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

Holders of approximately 1,848,985 shares of common stock that were issued in the Nationwide acquisition were prohibited from selling more than 978,985 shares until May 31, 2000, subject to adjustment in certain circumstances.

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

LITIGATION

Entrade and/or its subsidiaries are involved in several legal proceedings. See Note 10 to Condensed Consolidated Financial Statements "Litigation," included in Item 1 of Part I of this Form 10-Q report.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force ("EITF") released Issue 00-2, "Accounting for Web Site Development Costs." EITF Issue 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). The Company plans to adopt the provisions of EITF 00-2 effective July 1, 2000. The Company's web site development costs for all periods through June 30, 2000 have been expensed.

The capitalization of a major portion of the Company's web site development costs could have a significant effect on the results of operations in the remainder of fiscal year 2000 and future periods.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of APB 25. The Company had adopted the provisions of this pronouncement during the first quarter of 2000.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company believes its revenue recognition policy is in compliance with SAB No. 101.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The Statement, as amended, is effective for fiscal years beginning after June 15, 2000. As the Company does not have any derivative instruments or hedging activities, SFAS No. 133 is not expected to have a material effect on the Company's financial results.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks faced by the Registrant since December 31, 1999. ARTRA's investment in Comforce common stock is subject to liquidity and market price risks.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information required by Part II, Item 1 of Form 10-Q is hereby incorporated by reference to Note 10 to Entrade's condensed consolidated financial statements for the three and six months ended June 30, 2000, included in Item 1 of Part I of this Form 10-Q report.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2000, Entrade issued unregistered shares of its common stock, as follows:

On March 27, 2000, Entrade closed a private placement financing transaction with several institutional accredited investors. Under the terms of the private placement, Entrade issued 30,000 shares of redeemable convertible preferred stock, with an initial par value of $1,000 per share. The non-voting preferred stock bore a 6.0% dividend, which Entrade could pay, at its election, in either cash or common stock. For the first fifteen months after issuance of the preferred stock, and subject to certain registration requirements and other restrictions, Entrade had the right to elect to redeem, all or part of the preferred stock at the lesser of $78.73 or 91.% of the lower closing sale price of Entrade's common stock during the two consecutive trading days ending on the date of such election. In addition, Entrade had the right, during such period, to redeem the preferred stock at 115% of par. Entrade had to redeem or convert all of the preferred stock within two years of the date of its issuance, and, until the preferred stock was redeemed or converted, Entrade could not pay dividends on its common stock without the approval of the preferred stockholders. In conjunction with the agreement, Entrade also issued warrants to the investors to purchase 400,000 shares of its common stock at approximately $41.38 per share. These securities were sold to several accredited investors pursuant to an exemption from registration under the Act, pursuant to Regulation D promulgated thereunder. Proceeds were to be used for general corporate purposes. Subsequently, on April 20, 2000, Entrade redeemed 29,700 shares of the preferred stock and issued 31,516 shares of common stock upon conversion of the remaining share of the preferred stock.

Pursuant to the terms of the warrants, the investors now have a right to acquire 1,021,080 shares of common stock at approximately $16.21 per share.

See Note 7 to the Condensed Consolidated Financial Statements included in
Item 1 of Part 1 of this Form 10-Q report.

In addition, Entrade issued:

On April 12, 2000 Entrade issued 964,000 shares of its common stock as partial consideration for its purchase of 7,350,000 shares of the Class A Common Stock of AssetTRADE.com, Inc. Such shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as such transaction did not involve a public offering.

Warrants for the purchase of an aggregate of 400,000 shares of common stock were issued to the purchasers of the Mandatorily Redeemable Convertible Preferred Stock issued by Entrade in March 2000. The initial exercise price of the warrants was approximately $41.38 per share. On April 20, 2000, pursuant to the adjusted terms of these warrants, the warrants became exercisable for an aggregate of 1,021,080 shares of common stock at an exercise price of approximately $16.21 per share.

The Company agreed to issue warrants for the purchase of an aggregate of 385,000 shares of common stock to the participants of the May 15, 2000, Private Placement issued by Entrade in May 2000. The exercise price of the warrants was $16.21 per share. All of the above warrants were issued pursuant to an exemption from registration under Section 4(2) of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            10.1 Stock Purchase Agreement dated as of April 19, 2000 among Entrade Inc. and Internet Capital Group, Inc.

      (b)   Reports on Form 8-K:

The registrant filed the following current reports on Form 8-K during the quarter ended June 30, 2000:

      1. A Form 8-K was filed on April 17, 2000 to report under Item 5 that among other things, Entrade had completed the agreement with Gondwana Resources NL of the formation of Entrade Asia Pacific to develop B2B e-commerce marketplaces in the Asia-Pacific region.

      2. A Form 8-K was filed on April 20, 2000 to report under Item 5 that among other things, Entrade had completed the sale of 6,000,000 shares of class A common stock of asseTrade.com, Inc. to Internet Capital Group, Inc. for $10,000,000.

      3. A Form 8-K was filed on April 24, 2000 to report under Item 5 that among other things, Entrade had completed the redemption of its Series A Convertible Preferred Stock for an aggregate cash payment of $34,280,113.58 and the issuance of 31,516 shares of Entrade common stock.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                               ENTRADE INC.
                               ------------------------
                               Registrant




Dated:  August 21, 2000        /s/ Mark F. Santacrose
                               --------------------------------
                               Mark F. Santacrose
                               President and
                               Chief Executive Officer



Dated:  August 21, 2000        /s/ Norman Smagley
                               --------------------------------
                               Norman Smagley
                               Executive Vice President and
                               Chief Financial Officer