Form 10-Q
period 2000-09-30
ENTRADE INC
filed 2000-11-20
CIK 897265

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000


                                      OR


            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to __________



                        Commission file number 1-15303



                                 ENTRADE INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      Commonwealth of Pennsylvania                  52-2153008
      --------------------------------           -------------------
      State or other jurisdiction                I.R.S. Employer
      of incorporation or organization           Identification No.


      500 Central Avenue, Northfield, IL              60093
      --------------------------------------         --------
      Address of principal executive offices         Zip Code


Registrant's telephone number, including area code:   (847) 784-3300


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at November 3, 2000
-------------------------------            -------------------------------
Common Stock, without par value                  17,788,537

                                  ENTRADE INC

                                     INDEX


                                                                     Page
                                                                    Number
                                                                    ------

PART I   FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
            September 30, 2000 and December 31, 1999 . . . . . . . . .   3

          Condensed Consolidated Statements
            of Operations Three and Nine Months
            Ended September 30, 2000 and September 30, 1999. . . . . .   5

          Condensed Consolidated Statement of
            Changes in Shareholders' Equity (Deficit)
            Nine Months Ended September 30, 2000 . . . . . . . . . . .   7

          Condensed Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2000 and
            September 30, 1999 . . . . . . . . . . . . . . . . . . . .   9

          Notes to Condensed Consolidated Financial Statements . . . .  11


     Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . .  29

     Item 3.  Quantitative and Qualitative Disclosures
          About Market Risk. . . . . . . . . . . . . . . . . . . . . .  37


PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  38

     Item 2.  Changes in Securities and Use of Proceeds. . . . . . . .  38

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  38


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39

PART  I  -  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                         ENTRADE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited, in thousands)


                                            SEPTEMBER 30,       DECEMBER 31,
                                               2000                1999
                                            -------------       -----------
                                             (Unaudited)         (Audited)
        ASSETS
        ------

Current assets:
  Cash and equivalents . . . . . . . . .         $  3,700          $  9,667
  Receivables, less allowance for
    doubtful accounts of $10 in 2000
    and 1999 . . . . . . . . . . . . . .            1,730               812
  Available-for-sale securities. . . . .            2,670             4,386
  Other. . . . . . . . . . . . . . . . .              586               461
                                                 --------          --------
        Total current assets . . . . . .            8,686            15,326
                                                 --------          --------

Property, plant and equipment,
  net of accumulated depreciation
  of $656 and $178, respectively . . . .            8,236             7,363

Other assets:
  Intangibles, principally excess of
    cost over net assets acquired,
    net of accumulated amortization
    of $3,234 and $1,088, respectively .           43,087            54,394
  Investment in and advances to
    affiliates . . . . . . . . . . . . .           26,927             3,554
  Other. . . . . . . . . . . . . . . . .               96               121
                                                 --------          --------

        Total assets . . . . . . . . . .         $ 87,032          $ 80,758
                                                 ========          ========

                         ENTRADE INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                           (Unaudited, in thousands)


                                            SEPTEMBER 30,       DECEMBER 31,
                                               2000                1999
                                            -------------       -----------
                                             (Unaudited)         (Audited)
        LIABILITIES
        -----------

Current liabilities:
  Revolving line of credit . . . . . . .         $  2,999          $  1,229
  Notes payable, including amounts
    due to related parties of $4,625 . .            9,625             --
  Current maturities of long-term
    debt, including amounts due to
    related parties of $0 in 2000
    and $7,000 in 1999 . . . . . . . . .              136             9,364
  Cash overdraft . . . . . . . . . . . .            --                  473
  Accounts payable . . . . . . . . . . .            3,573             1,345
  Accrued expenses . . . . . . . . . . .            2,752             2,850
  Income taxes payable . . . . . . . . .            1,072             1,081
  Liabilities of discontinued
    operations . . . . . . . . . . . . .            3,558             3,875
  Obligations expected to be settled
    by the issuance of common stock
    to related parties . . . . . . . . .            2,500             --
                                                 --------          --------
        Total current liabilities. . . .           26,215            20,217
                                                 --------          --------
Long-term debt . . . . . . . . . . . . .              786             7,978
Obligations expected to be settled
  by the issuance of common stock
  to related parties . . . . . . . . . .            7,000             4,743
                                                 --------          --------
        Total liabilities. . . . . . . .           34,001            32,938
                                                 --------          --------
Commitments and contingencies (Note 10)             --                --

Redeemable warrants (Note 6) . . . . . .              481             --

        SHAREHOLDERS' EQUITY
        --------------------

Preferred stock, $1,000 par value,
  authorized 4,000,000 shares;
  no shares issued or outstanding. . . .            --                --

Common stock, no par value;
  authorized 40,000,000 shares;
  issued 17,733,590 shares in 2000
  and 15,082,186 shares in 1999. . . . .            --                --

Additional paid-in capital . . . . . . .          165,492           119,539
Deferred stock compensation. . . . . . .           (2,404)           (4,929)
Unrealized appreciation of
  investments. . . . . . . . . . . . . .            5,390             7,106
Accumulated deficit. . . . . . . . . . .         (115,928)          (73,896)
                                                 --------          --------
        Total shareholders' eqity. . . .           52,550            47,820
                                                 --------          --------
        Total liabilities and
          shareholders' equity . . . . .         $ 87,032          $ 80,758
                                                 ========          ========

              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                                             ENTRADE INC. AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited in thousands, except per share data)

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                            -----------------------        -----------------------
                                                              2000           1999            2000           1999
                                                            --------       --------        --------       --------
Net revenues . . . . . . . . . . . . . . . . . . . .        $  4,460       $  --           $ 11,969       $  --
                                                            --------       --------        --------       --------

Costs and expenses:
  Cost of goods sold, exclusive of depreciation
    and amortization . . . . . . . . . . . . . . . .           1,882          --              4,943          --
  Selling, general and administrative,
    exclusive of compensation related to
    stock options. . . . . . . . . . . . . . . . . .           7,942          1,985          24,492          4,431
  Compensation related to stock options. . . . . . .             499            324           1,589          2,096
  Depreciation . . . . . . . . . . . . . . . . . . .             205           (267)            478             43
  Amortization and impairment of goodwill. . . . . .           9,161          --             11,307          --
                                                            --------       --------        --------       --------
                                                              19,689          2,042          42,809          6,570
                                                            --------       --------        --------       --------

Operating loss . . . . . . . . . . . . . . . . . . .         (15,229)        (2,042)        (30,840)        (6,570)
                                                            --------       --------        --------       --------

Other income (expense):
  Net interest (expense) income, exclusive
    of amortization of discount on notes payable . .            (340)           109          (1,109)           316
  Amortization of discount on notes payable. . . . .           --             --             (1,138)         --
  Gain on sale of investments. . . . . . . . . . . .           --             --              8,089          --
  Equity loss in affiliates. . . . . . . . . . . . .          (2,349)         --             (5,588)         --
                                                            --------       --------        --------       --------
                                                              (2,689)           109             254            316
                                                            --------       --------        --------       --------
Loss before income taxes . . . . . . . . . . . . . .         (17,918)        (1,933)        (30,586)        (6,254)
Provision for income taxes . . . . . . . . . . . . .              (6)         --                 (8)         --
                                                            --------       --------        --------       --------
Net loss . . . . . . . . . . . . . . . . . . . . . .         (17,924)        (1,933)        (30,594)        (6,254)
                                                            --------       --------        --------       --------





                                             ENTRADE INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                            -----------------------        -----------------------
                                                              2000           1999            2000           1999
                                                            --------       --------        --------       --------
Dividends applicable to:
  Redeemable preferred stock . . . . . . . . . . . .           --               (98)          --              (292)
  Deemed dividend on mandatorily redeemable
    convertible preferred stock. . . . . . . . . . .           --             --            (23,226)         --
  Gain on redemption of mandatorily redeemable
    convertible preferred stock. . . . . . . . . . .           --             --             11,788          --
                                                            --------       --------        --------       --------
Loss applicable to common shares . . . . . . . . . .        $(17,924)      $ (2,031)       $(42,032)      $ (6,546)
                                                            ========       ========        ========       ========

Per share loss applicable to common shares:
  Basic and diluted loss applicable
    to common shares . . . . . . . . . . . . . . . .        $  (1.04)      $  (0.20)       $  (2.47)      $  (0.74)
                                                            ========       ========        ========       ========

  Weighted average number of shares of
    common stock outstanding . . . . . . . . . . . .          17,243          9,766          16,985          8,850
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

                                                ENTRADE INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                         (Unaudited in thousands, except share data)

                                                                                  ACCUMULATED
                                                                    DEFERRED       OTHER                          TOTAL
                                 COMMON STOCK         ADDITIONAL     STOCK         COMPRE-                        SHARE-
                           ----------------------      PAID-IN       COMPEN-       HENSIVE     ACCUMULATED        HOLDERS'
                              SHARES      DOLLARS      CAPITAL       SATION        INCOME        DEFICIT          EQUITY
                           -----------    -------     ----------    ---------    -----------   -----------       --------
Balance at December 31,
  1999 . . . . . . . . . .  15,082,186    $  --         $119,539     $ (4,929)      $  7,106     $ (73,896)      $ 47,820
                                                                                                                 --------

Comprehensive loss:
 Net loss. . . . . . . . .      --           --            --           --             --          (30,594)       (30,594)
 Net decrease in
  unrealized apprecia-
  tion of investments. . .      --           --            --           --            (1,716)        --            (1,716)
                                                                                                                 --------
    Comprehensive loss . .                                                                                        (32,310)
                                                                                                                 --------

Other changes in share-
 holders' equity:
  Exercise of warrants
   to purchase common
   stock . . . . . . . . .     127,667       --              513        --             --            --               513
  Exercise of options
   to purchase common
   stock . . . . . . . . .   1,028,868       --            3,503        --             --            --             3,503
  Forfeiture of
   unvested stock
   options . . . . . . . .      --           --             (936)         936          --            --             --
  Sale of common stock,
   net of selling costs. .     220,368       --            6,532        --             --            --             6,532
  Payments of notes
   with issuance of
   common stock. . . . . .     278,985       --            4,743        --             --            --             4,743
  Deferred stock-based
   compensation expense
   recognized. . . . . . .      --           --            --           1,589          --            --             1,589




                                                ENTRADE INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - CONTINUED


                                                                                  ACCUMULATED
                                                                    DEFERRED       OTHER                          TOTAL
                                 COMMON STOCK         ADDITIONAL     STOCK         COMPRE-                        SHARE-
                           ----------------------      PAID-IN       COMPEN-       HENSIVE     ACCUMULATED        HOLDERS'
                              SHARES      DOLLARS      CAPITAL       SATION        INCOME        DEFICIT          EQUITY
                           -----------    -------     ----------    ---------    -----------   -----------       --------
  Allocation of proceeds
   to and amortization
   of beneficial conver-
   sion feature. . . . . .      --           --            3,189        --             --           (3,189)         --
  Allocation of proceeds
    to and amortization
    of contingent bene-
    ficial conversion
    feature. . . . . . . .       --          --           20,037        --             --          (20,037)         --
  Gain on redemption of
   mandatorily redeemable       31,516
   convertible preferred
   stock . . . . . . . . .      --           --          (22,870)       --             --           11,788        (11,082)
  Issuance of common
   stock to purchase
   additional interest
   in affiliates . . . . .     964,000       --           15,243        --             --            --            15,243
  Issuance of warrants
   to purchase common
   stock . . . . . . . . .      --           --           15,999        --             --            --            15,999
                                                                                                                 --------
                                                                                                                   37,040
                            ----------   --------       --------     --------       --------     ---------       --------
Balance at September 30,
  2000 . . . . . . . . . .  17,733,590   $   --         $165,492     $ (2,404)      $  5,390     $(115,928)      $ 52,550
                            ==========   ========       ========     ========       ========     =========       ========

The fair value of warrants granted during the nine months ended September 30, 2000 and in 1999 was estimated using the
Black-Scholes option pricing model with the following weighted average assumptions.

                               2000        1999
                             --------    --------
  Expected live (years). .        3.7         5.0
  Interest rate. . . . . .       6.0%        6.0%
  Volatiliity. . . . . . .      59.0%       60.0%
  Dividend yield . . . . .       --          --

               The accompanying notes are an integral part of the condensed consolidated financial statements.

                         ENTRADE INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited in thousands)



                                                Nine Months Ended
                                        ---------------------------------
                                        September 30,       September 30,
                                            2000               1999
                                       --------------      --------------
Net cash flows used by
 operating activities. . . . . . .           $(17,514)           $ (4,824)
                                             --------            --------
Cash flows from investing
 activities:
  Advances to NA Acquisition
    Corp.. . . . . . . . . . . . .              --                 (4,099)
  Investment in affiliates . . . .             (6,413)              --
  Decrease in restricted cash. . .              --                    945
  Additions to property,
    plant and equipment. . . . . .             (1,382)              --
  Other. . . . . . . . . . . . . .                 25                (288)
                                             --------            --------
Net cash flows used by
 investing activities. . . . . . .             (7,770)             (3,442)
                                             --------            --------
Cash flows from financing
 activities:
  Proceeds from exercise of
    stock options and warrants . .              4,016               7,532
  Proceeds from the issuance
    of notes payable . . . . . . .              8,625               --
  Net proceeds from the sale
    of common stock and warrants .              7,000               --
  Net decrease in current
    maturities of long-term debt .             (5,920)              --
  Decrease in cash overdraft . . .               (473)              --
  Net proceeds from issuance of
    mandatorily redeemable
    convertible preferred stock
    and warrants . . . . . . . . .             28,579               --
  Net proceeds from sale of
    interest in affiliate. . . . .             10,000               --
  Buyback of mandatorily
    redeemable convertible
    preferred stock. . . . . . . .            (34,280)              --
  Proceeds from revolving line
    of credit. . . . . . . . . . .              1,770               --
                                             --------            --------
Net cash flows provided by
  financing activities . . . . . .             19,317               7,532
                                             --------            --------
Decrease in cash and
  cash equivalents . . . . . . . .             (5,967)               (734)
Cash and equivalents,
  beginning of period. . . . . . .              9,667              11,753
                                             --------            --------
Cash and equivalents,
  end of period. . . . . . . . . .           $  3,700            $ 11,019
                                             ========            ========

                         ENTRADE INC. AND SUBSIDIARIES

                                                Nine Months Ended
                                        ---------------------------------
                                        September 30,       September 30,
                                            2000               1999
                                       --------------      --------------
Supplemental schedule:
  Interest paid. . . . . . . . . .           $  1,601            $  --
  Noncash investing and
   financing activities:
    Warrants issued in acquisi-
      tions of businesses. . . . .              9,544               --
    Warrants issued in exchange
      for services . . . . . . . .                468               --
    Common stock issued to
      purchase shares in
      affiliates . . . . . . . . .             15,243               --
    Common stock issued to
      settle obligations to
      related parties. . . . . . .              4,743               --
  Issue common stock as
    consideration for assets
    acquired . . . . . . . . . . .              --                 11,513
  Exchange common stock for
    ARTRA redeemable preferred
    stock. . . . . . . . . . . . .              --                  3,149




































              The accompanying notes are an integral part of the
                 condensed consolidated financial statements.

                         ENTRADE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The Registrant, Entrade Inc. ("Entrade"), formerly NA Acquisition Corp., incorporated in Pennsylvania in February 1999, provides asset disposition and management services and manages its previous investments in business-to-business e-commerce marketplaces in targeted industries. Entrade has presented financial reports on a condensed consolidated basis compared to earlier periods of reports of ARTRA Group Incorporated ("ARTRA"), a Pennsylvania corporation, which became a wholly owned subsidiary of Entrade as of September 23, 1999 pursuant to the Agreement and Plan of Merger described below. Through November 20, 1998, ARTRA operated in one industry segment as a manufacturer of packaging products principally serving the food industry. The packaging products business was conducted by ARTRA's wholly owned subsidiary, Bagcraft Corporation of America ("Bagcraft"), which business was sold on November 20, 1998.

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

In October 1999, Entrade completed the acquisition of all of the issued and outstanding common stock of Public Liquidations Systems, Inc. and Asset Liquidation Group, Inc., d/b/a Nationwide Auction Systems ("Nationwide"). Nationwide has been in operation for 20 years and is one of the nation's largest volume public auction firms in the disposition of municipality, law enforcement, corporate and utility company surplus property, primarily vehicles and equipment. Nationwide also conducts auctions of real property and jewelry. As of September 30, 2000, Entrade has also invested cash, services and/or its proprietary software technology to gain equity positions in eight e-commerce marketplaces.

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

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly Entrade's financial position as of September 30, 2000, and the results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the full fiscal year. The accompanying condensed consolidated financial statements reflect reclassifications of prior year amounts to conform to current year presentation.

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Entrade's Nationwide subsidiary generates adequate cash flow from operations to continue its operations as currently conducted. However, the Company's e-commerce operations have incurred substantial losses and negative cash flows from operations. For the year ended December 31, 1999, the Company incurred a loss from operations of approximately $12.6 million and negative cashflows from operations of $9.5 million. For the nine months ended September 30, 2000, the Company incurred a loss from operations of approximately $30.6 million and negative cashflows from operations of $17.5 million. As of December 31, 1999 and September 30, 2000, the Company had accumulated deficits of approximately $73.9 and $115.9 million, respectively. As a result of the restructuring Entrade announced in October, 2000 (see Note 13 to the condensed consolidated financial statements "Subsequent Events," management anticipates improved cash flow from operations in future periods. However, failure to generate sufficient cash flow or raise additional capital, for which there can be no assurance of either, could have a material adverse effect on Entrade's ability to achieve its intended business objectives.


NOTE 2.  PORTFOLIO COMPANY GROSS TRANSACTION VOLUME AND NET REVENUE EARNED

Net revenue in the statement of operations includes only the revenue of consolidated companies and reflects the licensing and related fees charged to non-consolidated affiliates and third parties and, for auction and/or sales transactions, the commissions earned on such transactions, rather than the gross transaction value.


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

Entrade owns all of the outstanding capital stock of entrade.com and, as of September 30, 2000, owned 16.1% (computed on a fully diluted basis) of the Class A Common Stock of AssetTRADE.com. entrade.com is an e-commerce software technology subsidiary of Entrade that provides an Internet-based business-to-business transaction engine and related e-commerce solutions for target markets. AssetTRADE.com provides business-to-business online services that facilitate the remarketing of industrial machinery, equipment and parts. These services are designed to enhance the current operation of asset recovery teams and procurement groups of industrial companies.

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

In August 1999, WorldWide agreed to lend Entrade up to $500,000 to fund Entrade's operations for the period from the date of the loan to the closing date under the Merger Agreement. Borrowings totaling $405,000 were repaid to WorldWide prior to closing the Merger. WorldWide, held approximately 1,575,000 shares of Entrade common stock at September 30, 2000.

The acquisition has been accounted for as a purchase. The operating results of the acquired entities have been included in Entrade's condensed consolidated financial statements since the effective date of acquisition, and the acquired entities losses for the period from February 23, 1999 until the effective date of the Merger in September 1999 have also been reflected in Entrade's condensed consolidated financial statements.
Through September, 2000, the amount of the purchase price allocated to intangible assets acquired of approximately $10 million was being amortized over five years. Due to Entrade's decision to not proceed with the development of its software business or make additional investments in new e-commerce market places, the remaining goodwill in the amount of approximately $8 million relating to this acquisition was expensed at the end of the third quarter of 2000.

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

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


In January 2000, the Notes, net of amounts due from a selling shareholder of $139,000, plus accrued interest, were converted into 278,985 shares of Entrade common stock, subject to shareholder approval. Accordingly, at December 31, 1999, net amounts due on the Notes plus accrued interest were reclassified in Entrade's consolidated balance sheet as obligations expected to be settled by the issuance of common stock. The total amount reclassified, including accrued interest, was $4,743,000.

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

In May 2000, the Nationwide selling shareholders ("Sellers") participated in the private sale of promissory notes in the aggregate amount of $2,000,000. The Sellers agreed to purchase $1,000,000 of the Secured Notes and to reduce by $1,000,000 the amount of Term Notes to be converted into Entrade common stock and to exchange such amount for $1,000,000 of the newly issued Secured Notes (See Note 6 to the condensed consolidated financial statements "Promissory Notes and Related Warrants"). In addition, in consideration for, among other things, the additional capital and the continued personal guarantee of certain debt and a performance bond by one of the Sellers, Entrade is currently renegotiating with the Sellers in reference to the terms of the payoff of the Term Notes through the issuance of additional Entrade common stock, which, when finalized, will be subject to shareholders approval.

The 1999 Nationwide acquisition has been accounted for as a purchase. The operating results of Nationwide have been included in Entrade's condensed consolidated financial statements since the effective date of acquisition. The amount of the purchase price allocated to intangible assets acquired, principally goodwill, of approximately $45 million, is being amortized over 20 years.

     E-COMMERCE MARKETPLACES

Effective October 4, 1999, Entrade acquired all of the then issued Series A Preferred Stock of printeralliance.com ("Printeralliance Preferred") for cash of $500,000 and a license to the entrade.com e-commerce software. A privately owned e-commerce company, printeralliance.com was formed in 1999 to establish a buying group of independent commercial printers in order to obtain cost savings on supplies, equipment and other services. The Printeralliance Preferred shares acquired by Entrade are convertible into a 61% common stock ownership interest in printeralliance.com at the option of Entrade. Accordingly, the acquisition has been accounted for as a purchase and the operating results of printeralliance.com have been included in Entrade's condensed consolidated financial statements since the effective date of acquisition. The amount of the purchase price allocated to intangible assets acquired is being amortized over five years. In the first quarter of 2000, Entrade also invested $1,000,000 to acquire an additional issue of Printeralliance Preferred shares, which are convertible into a 3% common stock ownership interest. This additional investment increased Entrade's equity interest to 64%. During the third quarter, Entrade invested $522,000 in printeralliance.com through the purchase of convertible notes.

In October 1999, entrade.com licensed its technology to Pricecontainer.com, Inc. ("Pricecontainer.com") in return for a 15% ownership interest. Pricecontainer.com is establishing itself as an on-line reservation system for a variety of trans-oceanic and maritime logistics services. Entrade accounts for its investment in Pricecontainer.com using the cost method.

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


utiliparts.com, Inc., d/b/a GlobalPowerAssets.com, is owned 80% by entrade.com and 20% by AssetTRADE.com. GlobalPowerAssets.com intends to create an e-commerce marketplace in the utility industry utilizing entrade.com's e-commerce software to provide investment recovery, internal inventory optimization and asset disposition consulting services.

On February 10, 2000, Entrade agreed with Associates First Capital Corporation ("Associates") to organize TruckCenter.com, Inc. ("TruckCenter.com"), a new company designed to create a business-to-business e-commerce marketplace for the sale of trucks and related services, including financing, certification, warranty and third party inspection. The TruckCenter.com website was launched and became transactional on April 15, 2000. For the six-month period following the launch, Associates has agreed to list its truck inventory on the TruckCenter.com website and not on any other website unaffiliated with Associates. Subject to its independent underwriting guidelines, Associates also intends to provide financing for purchasers transacting business over the TruckCenter.com Website. Entrade currently owns 80% of TruckCenter.com with Associates owning the remaining 20%. Entrade has invested in TruckCenter.com an aggregate of approximately $4,390,000 in cash and services as of September 30, 2000.

On February 18, 2000, Entrade's wholly-owned subsidiary, entrade.com, entered into an agreement to acquire 1,011,667 shares of Series A Convertible Preferred Shares, par value $.001 per share, of TradeTextile.com ("TradeTextile Preferred"), a warrant to acquire 288,778 shares of the TradeTextile Preferred and a warrant to acquire 333,609 shares of the TradeTextile Preferred in exchange for (a) $3,500,000, to be paid in installments subject to certain conditions, (b) a warrant to acquire up to 75,000 shares of Entrade common stock and (c) a license to TradeTextile.com of entrade.com's software technology. Pursuant to the terms of the agreement, entrade.com will own 35% of TradeTextile.com on a fully-diluted basis, assuming the full exercise of its warrants to purchase the TradeTextile Preferred. TradeTextile.com, using the entrade.com technology, facilitates the online trading of yarns, fabrics, garments, raw materials, chemicals, and textile quotas, initially targeting the Chinese textile industry. In May 2000, Entrade negotiated a deferment of the remaining installment for the purchase of the TradeTextile Preferred shares. The unpaid balance of $1,000,000 bears interest at 8.0% and is payable and due monthly in arrears with quarterly principal payments beginning in the fourth quarter of 2000. Management is attempting to negotiate a non-cash settlement of this obligation, though there can be no assurance that this negotiation will be successful. If this negotiation is not successful, management anticipates that Entrade will be able to satisfy this commitment only upon the receipt of additional funding from outside sources.

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

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


In June 2000, Entrade completed the investment of an additional $400,000, for a total of approximately $500,000, in CommerceHealth.com which provides procurement process solutions and consulting services for the large hospital market. Entrade has an approximate 6% ownership of CommerceHealth.com.


NOTE 4.  INVESTMENT IN AssetTRADE.com

On February 23, 1999, Entrade acquired 25% of the outstanding shares of Class A Common Stock of AssetTRADE.com, a provider of business-to-business online services that facilitate the remarketing of industrial machinery, equipment and parts.

On April 12, 2000, Entrade entered into a Stock Purchase Agreement with Positive Asset Remarketing, Inc. ("PAR"), a Nevada corporation, and certain other parties, pursuant to which Entrade terminated a prior agreement to acquire PAR, and agreed to acquire from PAR 7,350,000 shares of the Class A Common Stock of AssetTRADE.com, Inc., in exchange for a cash payment of $3,488,000 and 964,000 shares of Entrade's Common Stock, subject to adjustment in certain cases. On April 20, 2000, Entrade sold 6,000,000 shares of Class A Common Stock of AssetTRADE.com, for $10,000,000 which resulted in a gain of $8,069,000. At September 30, 2000, Entrade owned 16.1% (computed on a fully diluted basis) of the Class A Common Stock of AssetTrade.com.

Summarized financial data for AssetTRADE.com for the nine month period ended September 30, 2000 and the twelve month period ended December 31, 1999 is as follows (in thousands):

                                            September 30,    December 31,
                                                2000            1999
                                            -------------    ------------

      Revenues . . . . . . . . . . . . . .       $  1,032        $  --
                                                 ========        ========

      Operating loss . . . . . . . . . . .       $(18,606)       $ (1,831)
                                                 ========        ========

      Net loss . . . . . . . . . . . . . .       $(18,312)       $ (1,778)
                                                 ========        ========

      Current assets . . . . . . . . . . .       $  7,036        $  4,719
      Noncurrent assets. . . . . . . . . .         39,450             283
                                                 --------        --------
                                                 $ 46,486        $  5,002
                                                 ========        ========

      Current liabilities. . . . . . . . .       $ 34,478         $ 1,030
      Noncurrent liabilities . . . . . . .         10,122           --
      Redeemable preferred stock . . . . .         19,134           5,750
      Shareholders' deficit. . . . . . . .        (17,248)         (1,778)
                                                 --------        --------
                                                 $ 46,486        $  5,002
                                                 ========        ========

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 5.  INVESTMENT IN COMFORCE CORPORATION

At September 30, 2000 and December 31, 1999, ARTRA owned 1,525,000 shares of common stock of Comforce Corporation ("Comforce"), an ownership interest of approximately 9.0%, which was classified in ARTRA's consolidated balance sheet in current assets as "Available-for-sale securities." At September 30, 2000 and December 31, 1999, the gross unrealized gain relating to ARTRA's investment in Comforce, reflected as a separate component of shareholders' equity, was $5,390,000 and $7,106,000, respectively. The investment in Comforce common stock is subject to liquidity and market price risks. An attempt to sell a large number of the Comforce shares over a limited period could be expected to result in a reduction of the market price of those shares.

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

At September 30, 2000 and December 31, 1999, options to acquire 32,000 and 37,250, respectively, Comforce common shares, remained unexercised and were classified in ARTRA's consolidated balance sheet as other receivables with aggregate values of $64,000 based upon the value of proceeds to be received upon future exercise of the options.


NOTE 6.  PROMISSORY NOTES AND RELATED REDEEMABLE WARRANTS

During the week of May 15, 2000, Entrade agreed to issue approximately $10,625,000 from the private sale of promissory notes ("Notes") and related warrants to certain related and unrelated individual accredited investors, including the former owners of Nationwide, one of whom is a Director, and two additional Directors. Entrade also exchanged other obligations of $1,000,000 (See Note 3 to the condensed consolidated financial statements

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


"Change of Business - Nationwide") for Notes as incentive for the former owners of Nationwide to enter into the Note agreement. The Notes, due
July 15, 2001, bear interest at a rate of 15.0% per annum payable in arrears on a quarterly basis. The Notes may be pre-paid at any time at Entrade's option, subject to certain pre-payment fees. Of the total amount of Notes issued, notes with an aggregate face value of $7,000,000 are secured by 100% of the issued and outstanding stock of Nationwide. The remaining $4,625,000 of Notes are unsecured obligations of Entrade. The Company received $8,625,000 in cash proceeds and $2,000,000 in the form of a note which was due on October 15, 2000. The investor failed to fund the $2,000,000 note when it became due on October 15, 2000 in accordance with its terms.

In connection with the issuance of the Notes, Entrade has issued redeemable warrants to purchase shares of Entrade common stock, at the rate of warrants to purchase 40,000 shares per $1,000,000 face amount of Notes.
The warrants have an exercise price of $16.21 per share and are exercisable at any time until May 15, 2005. Entrade allocated the value of the warrants issued through September 30, 2000 at $1,138,000 based on the fair value of warrants granted and the proceeds received from the issued notes; resulting in a discounting of the Notes issued. Upon maturity of the Notes or the occurrence of an event of default, the investors have the option to continue to hold the warrants or to put them to Entrade for an amount equal to five percent of the initial principal amount of the Notes. Entrade notified the secured Note holders that a technical covenant default existed at September 30, 2000. As of November 20, 2000 the default was cured through a verbal waiver from the secured Note holders in exchange for a personal guarantee of the secured Notes by the Vice Chairman of Entrade.

On October 26, Entrade issued $750,000 of promissory notes to a third-party investor. The notes have a 12 month term and a 15% coupon, payable quarterly in arrears. In conjunction with the issuance of the promissory notes, Entrade issued 37,500 warrants, with a term of three years and an exercise price of $3.00 per share, to the investor.


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

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

In addition, the investors' original right to receive warrants to purchase 400,000 shares of Entrade common stock at an exercise price of approximately $41.38 was adjusted such that they had warrants to purchase approximately 1,021,000 shares of Entrade common stock at an exercise price of approximately $16.21 per share. These warrants would have expired in March 2003 and, subject to certain conditions, would have continued to adjust in both share amount and exercise price if Entrade had issued additional shares of its common stock or certain equivalents at a price per

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


share below the then current exercise price of approximately $16.21. On October 24, 2000, Entrade agreed to exchange these warrants for new warrants to purchase 1,021,080 shares of the common stock of Entrade at a price of $2.875 per share that expire on October 23, 2004. The dilution provisions of the old warrants were eliminated with the new warrants, which do not have a provision that would result in any increase in the number of shares. The new warrants do provide that the exercise price of the warrants will be reduced to an amount equal to the lowest consideration paid per share of common stock which the Company issue or sells, or is deemed to issue or sell, through October 23, 2001.


NOTE 8.  INCOME TAXES

No income tax benefit was recognized in connection with Entrade's 2000 and 1999 pre-tax losses from Entrade's tax loss carryforwards due to the uncertainty of future taxable income.

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

Earnings (loss) per share for the three and nine month periods ended September 30, 2000 and 1999 was computed as follows (in thousands, except per share amounts):

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                               Three Months Ended      Three Months Ended
                               September 30, 2000      September 30, 1999
                              --------------------    --------------------
                               Basic      Diluted      Basic      Diluted
                              --------    --------    --------    --------
AVERAGE SHARES OUTSTANDING
 Weighted average
  shares outstanding . . .      17,243      17,243       9,766       9,766
 Common stock equivalents
  (options/warrants) . . .       --          --          --          --
                              --------    --------    --------    --------
                                17,243      17,243       9,766       9,766
                              ========    ========    ========    ========
 (Loss):
  Net loss . . . . . . . .    $(17,924)   $(17,924)   $ (1,933)   $ (1,933)
  Dividends applicable to:
   Redeemable preferred
     stock . . . . . . . .       --          --            (98)        (98)
   Deemed dividends on
     mandatorily redeem-
     able convertible
     preferred stock . . .       --          --          --          --
   Gain on redemption
     of mandatorily
     redeemable conver-
     tible preferred
     stock . . . . . . . .       --          --          --          --
                              --------    --------    --------    --------
Loss applicable to
  common shares. . . . . .    $(17,924)    (17,924)     (2,031)     (2,031)
                              ========    ========    ========    ========

Per Share Amounts:
  Loss per shares
   applicable to
   common shares . . . . .    $  (1.04)   $  (1.04)   $  (0.20)   $  (0.20)
                              ========    ========    ========    ========


                               Nine Months Ended       Nine Months Ended
                               September 30, 2000      September 30, 1999
                              --------------------    --------------------
                               Basic      Diluted      Basic      Diluted
                              --------    --------    --------    --------
AVERAGE SHARES OUTSTANDING:
  Weighted average
   shares outstanding. . .      16,985      16,985       8,850       8,850
  Common stock equivalents
   (options/warrants). . .       --          --           --         --
                              --------    --------    --------    --------
                                16,985      16,985       8,850       8,850
                              ========    ========    ========    ========

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                               Nine Months Ended       Nine Months Ended
                               September 30, 2000      September 30, 1999
                              --------------------    --------------------
                               Basic      Diluted      Basic      Diluted
                              --------    --------    --------    --------

 (Loss):
  Net loss . . . . . . . .    $(30,594)    (30,594)     (6,254)     (6,254)
  Dividends applicable to:
    Redeemable preferred
      stock. . . . . . . .       --          --           (292)       (292)
    Deemed dividends on
      mandatorily redeem-
      able convertible
      preferred stock. . .     (23,226)    (23,226)      --          --
    Gain on redemption
      of mandatorily
      redeemable convert-
      ible preferred
      stock. . . . . . . .      11,788      11,788       --          --
                              --------    --------    --------    --------
Loss applicable to
  common shares  . . . . .    $(42,032)   $(42,032)   $ (6,546)   $ (6,546)
                              ========    ========    ========    ========

Per Share Amounts:
  Loss per shares
   applicable to
   common shares . . . . .    $  (2.47)   $  (2.47)   $  (0.74)   $  (0.74)
                              ========    ========    ========    ========


NOTE 10.  LITIGATION

In addition to legal proceedings and claims that arise in the ordinary course of business, none of which management considers to be material, Entrade and/or its subsidiaries are involved in the following proceedings. ARTRA and its subsidiaries are the defendants in various business-related litigation, environmental matters and product liability claims. At September 30, 2000 and December 31, 1999, ARTRA had accrued current liabilities of $1,400,000 for potential business-related litigation and environmental liabilities. No liabilities were accrued for the product liability claims because no reasonable basis exists on which such claims could be quantified.

     PRODUCT LIABILITY CLAIMS

Since 1983, ARTRA has responded to significant product liability claims relating to the use of asbestos in the manufacture of products by various companies, including a former ARTRA subsidiary. Reports from outside counsel indicate, as of September 30, 2000, pending claims asserted by approximately 45,300 plaintiffs (excluding loss of consortium claims) in 16 states. It is probable that a significant number of additional claims will be asserted in the future. ARTRA has no reasonable basis on which to quantify the potential cost to it of these pending and unasserted claims.

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

Until January 31, 2000, pursuant to the interim agreement, certain of ARTRA's excess insurance carriers funded defense and indemnity costs as they became due. Under the interim agreement, the claims were administered by one of ARTRA's principal excess insurers, which was one of the participants in the expired interim agreement. Since January 31, 2000, that excess insurer has not administered the claims. From January 1, 2000 through September 30, 2000, the excess insurers have paid $585,000 in defense costs. ARTRA estimates that defense, settlement and indemnity expenses incurred between January 1, 2000 and September 30, 2000 were approximately $14,100,000 of which approximately $1,309,000 was subject to the interim agreement through January 31, 2000 and was advanced by excess insurers, or is subject to potential reimbursement from the excess insurers. During the time period from February 1, 2000 to September 30, 2000 ARTRA estimates that between $16,000,000 and $18,000,000 in defense settlement and indemnity expenses were incurred which are subject to potential reimbursement from the excess insurers.

Negotiations are continuing with the principal excess insurer and the other excess insurers regarding the establishment of a permanent funding, claims administration and coverage agreement. Unless and until such a permanent agreement is reached, as to which ARTRA can provide no assurance, ARTRA intends, unless litigation should become necessary in light of the positions of the excess carriers or other circumstances, to: (i) administer the claims and (ii) fund defense, settlement and indemnity costs to the extent necessary and then seek reimbursement in settlement and defense costs from the excess insurance carriers. At September 30, 2000, ARTRA has advanced $245,000 which is subject to potential reimbursement from certain excess insurers. It is also possible that these excess insurance carriers could cease making payments at any time on the basis of their various reservations of rights.

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

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

ARTRA has the following amounts of excess insurance it believes are available to indemnify ARTRA against its liability on some or all of the claims: (a) approximately $204,000,000 for which ARTRA has policies, less amounts expended from September 1998 through September 30, 2000 and such additional amounts as have been paid or committed since September 30, 2000;
(b) an additional amount which may total as much as $45,000,000 for which ARTRA thus far has been unable to locate insurance policies but for which ARTRA has certain evidence of coverage, and (c) any potentially applicable coverage in an undetermined amount for any other policies that may exist over certain years, which ARTRA is investigating. There is also potential additional coverage from two excess insurers, which ARTRA believes are or may be involved in insolvency proceedings. In the event ARTRA were unable to satisfy the claims through a combination of insurance coverage and its own net assets, or in the event that ARTRA does not receive timely reimbursement from its excess carriers of amounts ARTRA may be required to expend on defense, settlement and indemnity payments, it is possible that ARTRA could be forced to seek protection under the federal bankruptcy laws and that Entrade would lose its entire investment in ARTRA.

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

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

The Company has adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires certain disclosures about operating segments in a manner that is consistent with how management evaluates the performance of the segments. At September 30, 2000, Entrade's two reportable segments consist of development stage business services provided principally by the software technology licensing and e-commerce marketplaces and the transaction services business conducted principally by Nationwide.

The following table summarizes financial information for Entrade's reportable segments for the three and nine month periods ended
September 30, 2000 and 1999, respectively (in thousands):

                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                              --------------------    --------------------
                                2000        1999        2000        1999
                              --------    --------    --------    --------
REVENUES:
  Development stage
    businesses . . . . . .    $    269    $  --       $    719    $  --
  Transaction services . .       4,191       --         11,250       --
                              --------    --------    --------    --------
                              $  4,460    $  --       $ 11,969    $  --
                              ========    ========    ========    ========
OPERATING LOSS:
  Development stage
    businesses . . . . . .    $ 10,686    $  --       $ 19,375    $  --
  Transaction services . .        (173)      1,371       1,070       5,899
  Corporate expenses . . .       4,716         671      10,395         671
                              --------    --------    --------    --------
Operating loss . . . . . .      15,229       2,042      30,840       6,570

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                              --------------------    --------------------
                                2000        1999        2000        1999
                              --------    --------    --------    --------
OTHER INCOME (EXPENSE):
  Equity in loss of
    affiliates . . . . . .      (2,349)      --         (5,588)      --
  Gain on sale of
    investments. . . . . .       --          --          8,089       --
  Net interest (expense)
    income . . . . . . . .        (340)        109      (1,109)        316
  Amortization of
    discount on note
    payable. . . . . . . .       --          --         (1,138)      --
                              --------    --------    --------    --------
Loss before income  taxes.    $(17,918)   $ (1,933)   $(30,586)   $ (6,254)
                              ========    ========    ========    ========

CAPITAL EXPENDITURES:
  Development stage
    businesses . . . . . .    $     35    $  --       $    532    $  --
  Transaction services . .          59       --            417       --
  Corporate. . . . . . . .           6       --            434       --
                              --------    --------    --------    --------
                              $    100    $  --       $  1,383    $  --
                              ========    ========    ========    ========

DEPRECIATION AND
 AMORTIZATION:
  Development stage
    businesses . . . . . .    $  8,522    $     43    $  9,696    $     43
  Transaction services . .         752       --          1,961       --
  Corporate. . . . . . . .          92        (310)        128       --
                              --------    --------    --------    --------
                              $  9,366    $   (267)   $ 11,785    $     43
                              ========    ========    ========    ========


The following table summarizes financial information for Entrade's responsible segments for the nine month periods ended September 30, 2000, and 1999, respectively.

                                                     Nine Months Ended
                                                       September 30,
                                                 ------------------------
                                                   2000            1999
                                                 --------        --------
TOTAL ASSETS:
  Development stage business . . . . . . .       $  1,217        $  --
  Transaction services . . . . . . . . . .         52,145           --
  Corporate. . . . . . . . . . . . . . . .          6,743          29,415
  Investment in and advances to
    affiliates . . . . . . . . . . . . . .         26,927           --
                                                 --------        --------
                                                 $ 87,032        $ 29,415
                                                 ========        ========

                         ENTRADE INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


During the three and nine months ended September 30, 2000, there were no significant intersegment sales. No one customer accounted for more than 10% of the Company's total revenues.


NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force ("EITF") released Issue 00-2, "Accounting for Web Site Development Costs." EITF Issue 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after September 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). The Company adopted the provisions of EITF 00-2 effective July 1, 2000. The capitalization of a major portion of the Company's web site development costs could have a significant effect on the results of operations in the remainder of fiscal year 2000 and future periods.

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


NOTE 13.  SUBSEQUENT EVENTS

     RESTRUCTURING

In October 2000, the Company developed and announced a plan to restructure its operations to focus on providing asset disposition and management services rather than on developing its software business or new e-commerce marketplaces. As a result of this change, Mark Santacrose, former President, CEO and Director, Mark Miller, former COO, and Carrie Shea, former EVP of Marketing and Business Development, have resigned to pursue other opportunities. Peter R. Harvey, Vice Chairman, will be acting President and CEO in the interim. Additionally, Entrade has eliminated approximately 45 employees in its marketing, business development, and technology departments. The company expects to take a charge in the fourth quarter to reflect the costs of this restructuring, primarily severance and lease expense. On a preliminary basis, management estimates that the charge will be between $2 million to $4 million.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CAUTIONARY STATEMENTS

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

The following discussion supplements the information found in the financial statements and related notes:

     GENERAL BUSINESS

Entrade provides asset disposition and management services and manages its previous investments in business-to-business e-commerce marketplaces in targeted industries. Through a diversified portfolio of companies and a "Bricks and Clicks" strategy, Entrade has developed a competency in asset management, asset disposition and fulfillment.

The land-based portion of Entrade's asset disposition expertise is anchored by its wholly-owned Nationwide subsidiary. Nationwide specializes in the disposition through auction of used vehicles, light construction equipment and personal property for federal, state and local government agencies, corresponding law enforcement agencies, utilities, service contractors and other capital-intensive businesses. Additionally, Nationwide provides auction services to a large and growing number of financial institutions, rental companies and large corporations such as PH&H (vehicle fleet lessor), Pacific Gas & Electric, United Rentals, Chevron, Hertz and Shell.

Auctions are primarily performed at Nationwide's locations and are occasionally performed at off-site locations at the request of the consignor. The consignor base for off-site auctions includes companies such as United Rentals and Hertz. Currently, Nationwide operates six permanent full service public auction facilities within the following states: California, Georgia, Delaware, Missouri and New Mexico. Nationwide does not take title to any auction merchandise and therefore does not take principal risk. Nationwide receives a fee from both the successful bidder and the consignor. Historically, approximately 95% of Nationwide's revenue has been generated from fees paid for the disposition of used vehicles and equipment.

Entrade marketplaces are intended to generate multiple revenue streams including transaction fees, membership and listing fees, fees from ancillary services such as credit, financing, appraisal, escrow and warranty, and advertising. Entrade also generates revenue through existing licenses of its technology. The following table contains a summary as of September 30, 2000 of the e-commerce companies in which Entrade has an interest and the marketplace each company is pursuing. In addition, the table indicates the quarter Entrade's ownership interest in each company began and the period in which each company launched its website.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                                                Owner-
                                                 ship
                                               Interest
                                                (1) at
                                               Septem-     Owner-
                                                ber 30,     ship     Website
Company            e-commerce marketplace        2000       Date     Launched
-------          --------------------------    --------   --------   --------

Asset-
Control.com      Sale of surplus industrial
                 equipment, excess inventory
                 and commercial real estate         38%    Q1 2000   May 2000

AssetTRADE.com   Industrial machinery,
                 equipment and parts
                 remarketing                      16.1%    Q1 1999   Apr 2000

Commerce-
Health.com       On-line institutional
                 healthcare procurement
                 system                              6%    Q2 2000     Beta
                                                                      Testing

printer-
alliance.com     Buying group of independent
                 commercial printers in order
                 to obtain cost savings on
                 supplies, equipment and
                 other services                     64%    Q4 1999
Apr 2000

Trade-
Textile.com      Trading of excess yarns
                 and fabrics, garments, raw
                 materials, chemicals, and
                 textile quotas, initially
                 targeting the Chinese
                 textile industry                   21%    Q1 2000   Mar 2000

GlobalPower
Assets.com       Asset recovery and internal
                 inventory management
                 services to utility industry    80%(2)    Q2 1999   Jun 2000

Truck-
Center.com       Sale of trucks and related
                 services including financing,
                 certification, warranty and
                 third party inspection             80%    Q1 2000   Apr 2000

Pricecon-
tainer.com       On-line reservation system
                 designed to facilitate trans-
                 oceanic shipping and logistics   15%      Q4 1999   Apr 2000

      (1)   On a fully-diluted basis.
      (2) Does not reflect Entrade's additional ownership due to AssetTRADE.com's 20% interest in GlobalPower Assets.com
      (3) See Note 3 to the condensed consolidated financial statements "Change of Business - e-commerce Marketplaces" for a description of the ownership of TruckCenter.com.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


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

On March 20, 2000, Entrade raised approximately $28,579,000 in net proceeds from the sale of 30,000 shares of its Series A Mandatorily Redeemable Convertible preferred stock. See Note 7 to the condensed consolidated financial statements "Mandatorily Redeemable Convertible Preferred Stock" and the "Liquidity Capital Resources" section relating to the redemption of the Series A Mandatorily Redeemable Convertible Preferred Stock and other matters affecting Entrade's ongoing results of operations.

In June 2000, Entrade invested an additional $400,000, for a total of $500,000, in CommerceHealth.com which provides procurement process solutions and consulting services for the large hospital market. Entrade has an approximate 6% ownership of CommerceHealth.com.

Entrade also owns all of the Series A Preferred Stock (convertible into a 61% common stock ownership interest) of printeralliance.com, and in the first quarter of 2000 acquired an additional 3% interest for $1,000,000 bringing its total interest to 64%. During the third quarter, Entrade invested an additional $522,000 in printeralliance.com through the purchase of convertible notes. Entrade also owns a 15% interest in Pricecontainer.com and an 80% interest in utiliparts.com, Inc., d/b/a GlobalPowerAssets.com.


RESULTS OF OPERATIONS

     PORTFOLIO COMPANY GROSS TRANSACTION VOLUME AND NET REVENUE EARNED

Net revenue in the statement of operations reflects the licensing and related fees charged to non-consolidated affiliates and third parties and, for auction and/or sales transactions, the commissions earned on such transactions, rather than the gross transaction value, only for companies whose results are consolidated into the statement of operations. Financial data for Entrade's portfolio companies (whether accounted for in the statement of operations on the consolidation, equity or cost methods) regarding gross transaction value and total net revenue for the three and nine month periods ended September 30, 2000 is as follows (in thousands):

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


                                             Three Months     Nine Months
                                                 Ended           Ended
                                             September 30,   September 30,
                                                 2000            2000
                                             -------------   -------------
Portfolio companies exclusive of
  Nationwide
    Gross transaction volume . . . . . . .       $ 16,669        $ 41,992
                                                 --------        --------
        Net revenue. . . . . . . . . . . .          1,605           3,097
                                                 --------        --------
  Nationwide
    Gross transaction volume . . . . . . .         23,444          63,278
                                                 --------        --------
        Net revenue. . . . . . . . . . . .          4,191          11,250
                                                 --------        --------

  All portfolio companies
        Total gross transaction volume . .       $ 40,113        $105,270
                                                 ========        ========

        Total net revenue. . . . . . . . .       $  5,796        $ 14,347
                                                 ========        ========


     THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 VS. THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999

Revenues of $4,460,000 and $11,969,000 for the three and nine month periods ended September 30, 2000, as compared with zero for the respective prior year periods, reflect the results principally from the auction fees and related revenue of Nationwide, which was acquired in the fourth quarter of 1999. Revenues of $269,000 and $719,000 were earned by Entrade's e-commerce businesses during the three and nine month periods ended September 30, 2000, respectively. The cost of goods sold of $1,882,000 for the three month period ended September 30, 2000 represents the cost of goods sold of Nationwide.

Selling, general and administrative expenses from operations were $7,942,000 and $24,492,000 for the three and nine month periods ended September 30, 2000, respectively, as compared with $1,985,000 and $4,431,000 for the respective prior year periods. The increase from 1999 to 2000 is due primarily to increases in personnel and related costs, consulting, legal, and professional fees related to the development of Entrade's various e-commerce marketplaces and proprietary software. Entrade incurred non-cash compensation charges of $499,000 and $1,589,000 during the three and nine month periods ended September 30, 2000 as compared with $324,000 and $2,096,000 for the respective prior year periods.

During the three and nine month periods ended September 30, 2000, Entrade had net interest expense of $340,000 and $1,109,000 as compared with net interest income of $109,000 and $316,000 during the three and nine month periods ended September 30, 1999, respectively. During the second quarter, Entrade incurred charges of $1,138,000 for the amortization of the discount incurred in connection with the private placement of promissory notes. In April 2000, Entrade sold 6,000,000 shares of Class A Common Stock of AssetTRADE.com which resulted in a gain of $8,069,000. In addition, 5,250 shares of Comforce common stock were sold for a gain of $20,000.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Entrade's consolidated working capital decreased by $12,638,000 to ($17,529,000) at September 30, 2000, as compared with consolidated working capital of ($4,891,000) at December 31, 1999. Entrade used working capital to invest in its affiliates, retire debt and preferred stock, fund operating expenses, and to acquire assets. These uses of working capital were partially offset by proceeds from the exercise of stock options and warrants, and the private placement of notes and other securities.

     LIQUIDITY AND CAPITAL RESOURCES

Entrade has sustained significant net losses and negative cash flows from operations in the first nine months of 2000. Entrade's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to raise additional financing through public or private equity financing, bank financing or other sources of capital.

Entrade was unable to recognize an income tax benefit in connection with its first nine months of 2000 from its tax loss carry forwards due to the uncertainty of future taxable income.

Entrade's cash and cash equivalents decreased $5,967,000 during the nine months ended September 30, 2000. Cash flows used by operating activities of $17,514,000 and cash flows used by investing activities of $7,770,000 were less than cash flows from financing activities of $19,317,000. Operating activities used cash flows to fund Entrade's net loss for the nine months ended September 30, 2000, including amounts used to support its affiliates. Investing activities used cash flows to invest in Entrade's affiliates and to acquire assets. Financing activities provided cash flows from the exercise of stock options, warrants, and the private placement of promissory notes and other securities during the nine months ended September 30, 2000.

In March 2000, Entrade raised approximately $28,579,000 in net proceeds from the sale of the Company's Series A mandatorily redeemable convertible preferred stock ("Series A Preferred Stock"). In April 2000, Entrade sold 6,000,000 shares of Class A Common Stock of AssetTRADE.com and used the $10,000,000 of proceeds from such sale, along with cash on hand, to satisfy the redemption of 29,700 shares of the Series A Preferred Stock issued in March for approximately $34,280,000, which materially decreased the cash available to Entrade to finance its continuing e-commerce operations. See
Note 7 to the condensed consolidated financial statements "Mandatorily Redeemable Convertible Preferred Stock" in Item 1 of Part 1 to this Form 10-Q report.

During the week of May 15, 2000, Entrade agreed to issue, through a private placement, $10,625,000 of promissory notes and related warrants to certain individual accredited investors. Of the total proceeds, $2,000,000 was in the form of a note that had its due date extended to October 15, 2000. The investor failed to fund the $2,000,000 note when it became due on October 15, 2000 in accordance with its terms.

On October 26, Entrade issued $750,000 of promissory notes to a third-party investor. The notes have a 12 month term and a 15% coupon, payable quarterly in arrears. In conjunction with the issuance of the promissory notes, Entrade issued 37,500 warrants, with a term of three years and an exercise price of $3.00 per share, to the investor.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


In June 2000, management engaged two investment banking firms to raise additional capital in order to fund its operations and execute its e-commerce business plan into 2001. This engagement was terminated unsuccessfully in September 2000. As a result of Entrade's inability to raise adequate funds on acceptable terms to continue to expand its e-commerce business operations, Entrade has decided to focus on providing asset disposition and management services and managing its previous investments in e-commerce marketplaces. Management believes that Entrade's Nationwide subsidiary generates adequate cash flow from operations to continue its operations as currently conducted. See Note 13 to the condensed consolidated financial statements "Subsequent Events - Restructuring."

Management believes that cash on hand as of the filing date, including that held by a subsidiary, is sufficient to continue its restructured operations to the end of this year. In addition, the referenced subsidiary has marketable securities with a current value of approximately three million dollars. To the extent that the sale of these securities would generate cash proceeds equal to their current market value, management believes that it would fund its restructured operations for at least an additional quarter. However, there can be no assurance that these securities can be sold at the current market price or at all. If adequate funds are not generated from the sale of these securities or from one or more financings on acceptable terms, Entrade will not be able to continue its operations, which would materially harm its business, results of operations and financial condition.

As of September 30, 2000, Entrade has a commitment to provide $1,000,000 in cash to Tradetextile.com. Management is attempting to negotiate a non-cash settlement of this obligation, though there can be no assurance that this negotiation will be successful. If this negotiation is not successful, management anticipates that Entrade will be able to satisfy this commitment only upon the receipt of additional funding from outside sources.

Entrade notified the holders of the secured promissory notes issued during the week of May 15, 2000 that a technical covenant default existed at September 30, 2000. As of November 20, 2000, the default was cured through a verbal waiver from the secured Note holders in exchange for a personal guarantee of the secured Notes by the Vice Chairman of Entrade.

     OPERATING PLAN

During 1999, Entrade entered the business of developing business-to-business e-commerce marketplaces primarily through its acquisition of entrade.com, printeralliance.com and other equity interests. Entrade also entered the land-based asset disposition public auction business through its October 1999 acquisition of Nationwide. In 2000, Entrade invested in TruckCenter.com, AssetControl.com, TradeTextile.com, CommerceHealth.com and began the buildout of its software company on a stand-alone basis. In June 2000, management engaged two investment banking firms to raise additional capital in order to fund its operations and execute its e-commerce business plan into 2001. This engagement was terminated unsuccessfully in September 2000. As a result of Entrade's inability to raise adequate funds on acceptable terms to continue to expand its e-commerce business operations, Entrade has decided to focus on providing asset disposition and management services and managing its previous investments in e-commerce marketplaces. See Note 3 to the condensed consolidated financial statements "e-commerce Marketplaces" and Note 13 to the condensed consolidated financial statements "Subsequent Event - Restructuring," both included in Item 1 of
Part I of this Form 10-Q report.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


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

     LITIGATION

Entrade and/or its subsidiaries are involved in several legal proceedings. See Note 10 to the condensed consolidated financial statements
"Litigation," included in Item 1 of Part I of this Form 10-Q report.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONCLUDED


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

     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force ("EITF") released Issue 00-2, "Accounting for Web Site Development Costs." EITF Issue 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after September 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). The Company plans to adopt the provisions of EITF 00-2 effective July 1, 2000. The Company's web site development costs for all periods through September 30, 2000 have been expensed. The capitalization of a major portion of the Company's web site development costs could have a significant effect on the results of operations in the remainder of fiscal year 2000 and future periods.

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

PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS

The information required by Part II, Item 1 of Form 10-Q is hereby incorporated by reference to Note 10 to Entrade's condensed consolidated financial statements for the three and nine months ended September 30, 2000, included in Item 1 of Part I of this Form 10-Q report.



     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          None



     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:

            (b)   Reports on Form 8-K: None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                     ENTRADE INC.

                                     Registrant



Dated:  November 14, 2000            /s/  Peter R. Harvey
                                     --------------------------------
                                     PETER R. HARVEY
                                     President and
                                     Chief Executive Officer (Interim)
                                     and Vice-Chairman


Dated:  November 14, 2000            /s/  Norman Smagley
                                     --------------------------------
                                     NORMAN SMAGLEY
                                     Executive Vice President and
                                     Chief Financial Officer