Form 10-K
period 2006-12-31
ENTRADE INC
filed 2008-06-26
CIK 897265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 1-11568

ENTRADE, INC.

(Exact Name of Registrant as Specified in its Charter)

PENNSYLVANIA	52-2153008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Central Avenue

Northfield, IL 60093

(Address of principal executive offices) (Zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 784-3300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 31, 2006 was approximately $27,471,621.

As of April 30, 2008, there were 38,566,458 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

ITEM 1.	BUSINESS

General

Entrade Inc. (“we”, the “Company” or “Entrade”) was incorporated in the state of Pennsylvania in February 1999. Since our inception we have operated as a holding company with our wholly-owned and majority-owned subsidiaries conducting all business operations.

At the time of our incorporation we were pursuing a business strategy that was focused on the creation of, and investment in, business to business electronic commerce marketplaces in targeted industrial and commercial sectors. We believed that through the use of our intellectual property, business infrastructure and competency in asset management and fulfillment, we could increase the efficiencies of small to mid-size companies in fragmented industries and business sectors. Our initial commercial and marketing efforts focused on the heavy equipment industry and utility sectors. We conducted the majority of these operations through our then wholly-owned subsidiary entrade.com, Inc.

On September 23, 1999, a wholly-owned subsidiary of ours merged with and into Artra Group Incorporated (“Artra”). As a result of the merger, Artra became our wholly-owned subsidiary, and our common stock became listed and commenced trading on The New York Stock Exchange. Upon consummation of the merger, former Artra shareholders became the holders of approximately 83% of our outstanding shares of common stock.

At the time of the transaction, Artra had no active business operations and existed primarily for receiving, responding to, settling or otherwise handling asbestos related personal injury claims, stemming from its acquisition of The Synkoloid Company (“Synkoloid”), whose products are alleged to have caused asbestos related injuries. By December 31, 2000, Artra was a defendant in lawsuits involving over 46,000 plaintiffs asserting claims related to Synkoloid’s products.

As a result of Artra’s lack of active business operations, the growing number of asbestos related litigation claims, the lack of adequate insurance coverage to fund such claims, and our inability to obtain adequate capital to develop new e-commerce market places, there was a gradual shift away from our initial core business strategy and an increased focus on asset disposition and management services.

In October 1999, we completed the acquisition of all of the outstanding capital stock of two companies, Public Liquidation Systems, Inc. and Asset Liquidation Group, Inc., collectively operating as Nationwide Auction Systems, in exchange for (i) an aggregate of 1,570,000 shares of our common stock; (ii) unsecured promissory notes in the aggregate principal amount of $4.8 million, maturing on November 29, 1999; (iii) an aggregate of $6.0 million in cash and (iv) $14.0 million in long term promissory notes. On July 11, 2006 Public Liquidation Systems, Inc. was merged into Asset Liquidation Group, Inc. (the “Surviving Entity”). The name of the Surviving Entity was changed to “Nationwide Auction Systems, Inc.”, (“Nationwide”). Nationwide is a provider of auction services for governmental agencies and private industry, specializing in the disposition of vehicles, equipment, excess inventory, asset seizures and repossessed assets.

We performed our annual assessment of goodwill impairment for fiscal year 2000 utilizing a third-party valuation expert. As a result of this impairment analysis, we determined that we could not attribute any of the value from the Nationwide acquisition to any intangible assets. Accordingly, we recorded a goodwill impairment charge of approximately $45.0 million representing the entire amount of goodwill recorded as a result of the acquisition in 1999.

On July 23, 2001 we were notified by the New York Stock Exchange (“NYSE”) that the trading price of our common stock had fallen below the continued listing criteria relating to market capitalization, book value and minimum trading price per share. We submitted a business plan to the NYSE that outlined changes in our core business strategy and our ability to meet the NYSE listing requirements on a going forward basis. The NYSE delisted our common stock on October 11, 2001. We were unsuccessful in appealing the delisting, and, our common stock is currently traded on the “pink sheets” market under the symbol “ETAD.”

On June 3, 2002, Artra filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Artra Bankruptcy”). The petition was filed in response to the growing number asbestos related litigation claims and our lack of sufficient insurance coverage to satisfy future payments we may have been obligated to pay with respect to such claims.

As a result of the asbestos litigation, Artra Bankruptcy and our declining financial condition, we were unable to remain in compliance with the reporting requirements of the U.S. Securities and Exchange Commission (“SEC”). On January 20, 2006, the SEC issued a Formal Order of Investigation relating to our failure to file a Form 10-Q since November 20, 2000 and a Form 10-K since March 30, 2000. The investigation is ongoing and focuses on our failure to file other required filings, internal control and financial records issues, audit related issues and issues relating to trading in our securities. The Order is directed to us, our officers, directors and subsidiaries. We are cooperating fully with the SEC and the SEC has made no determination of any wrongdoing at this time. Based on instruction from the SEC, we are filing this Form 10-K for our year ended December 31, 2006. However, this Form 10-K will not result in us being in compliance with all of the filing requirements of a Public Registrant.

As of December 31, 2006, we have completely shifted away from our initial corporate business strategy. Our business is now exclusively focused on the provision of asset disposition and management services through our wholly-owned subsidiary Nationwide. Nationwide accounted for all of our revenues for the fiscal year ended December 31, 2006.

Set forth below is a summary of the business operations for each of our current wholly-owned and majority-owned operating subsidiary. Where appropriate, references to “we”, “our”, the “Company” and “Entrade”, shall collectively refer to Entrade and our wholly-owned and majority-owned subsidiaries.

Nationwide Auction Systems

Nationwide is currently headquartered in Aliso Viejo, California with California operating locations in Benicia and Los Angeles.

Nationwide has historically operated as a traditional auction company, but in November 2005, Nationwide acquired a retail vehicle business from an affiliated joint venture partially controlled by it’s then CEO, Corey Schlossmann (“Schlossmann”). As a direct result of this acquisition, a majority of our revenue is now comprised of retail car sales. As of December 31, 2006, the retail division of Nationwide accounted for approximately 83% of Nationwide’s revenues.

Auction Operations

Nationwide currently auctions a variety of items, including automobiles, light, medium and heavy duty trucks, construction equipment, boats, commercial and residential land, industrial plant equipment and certain electronics. All items sold at auction are sold “as-is, where-is” without any warranty from Nationwide. The auctions at Nationwide are open to the general public and the majority of the items sold at Nationwide are to the general public, not exclusively to dealers.

Up until October 2006, Nationwide maintained permanent auction facilities in California, Delaware, Georgia, Illinois, Missouri, and Texas. In October of 2006, Nationwide undertook a corporate restructuring to reduce the number of cities and states in which it operates. As part of this restructuring, Nationwide entered into a letter agreement with Schlossmann, Nationwide’s former CEO and a former director of ours, and certain parties related to Schlossmann (the “Schlossmann Parties”), for the sale of all of Nationwide’s existing assets and business operations relating to its auction sites located in Delaware, Georgia, and Texas (the “Purchased Locations”).

In consideration for the Purchased Locations, the Schlossmann Parties agreed to assume all of Nationwide’s obligations under the real property leases relating to such properties. As a result of the transfer of these lease obligations, Nationwide realized a savings related to the leases of approximately $1.7 million, excluding the associated savings related to real estate taxes and other costs otherwise attributable to Nationwide. The Schlossmann Parties also agreed to limit competitive activities with Nationwide in California, Arizona, Nevada, and Florida for a period of three (3) years, provided that Nationwide does not default on its obligations under the letter agreement. Nationwide has not received any notice of any default on the letter agreement.

During 2006, Nationwide closed its auction locations in Illinois and Missouri, and in 2007, Nationwide closed its auction location in San Diego to focus on its core locations in Northern and Southern California. As a result of the corporate restructuring and sale of the Purchased Locations, auctions are now primarily conducted at Nationwide’s Benicia and Los Angeles metropolitan locations. Nationwide also conducts auctions at off site locations at the request of the consignor.

Nationwide represents several government agencies and utility companies in California, and believes it is one of the largest auctioneers of law enforcement, drug-seized and forfeited vehicles in California. Nationwide also provides auction services to a growing number of financial institutions, rental companies, and large corporations, and is able to conduct auctions in locations where it does not have permanent facilities.

Typically, Nationwide acts as a consignee in the sales process, receiving fees from both buyers and sellers, while not taking title to properties sold at auction. Consignor commissions are fees paid by the consignor to Nationwide for selling the consignor’s merchandise. Consignor fees are negotiated with each consignor. Successful bidders pay buyer premiums to Nationwide, which are based on the sales price of the merchandise and are added on to the purchase price. Buyer’s premiums are not negotiable, but not all consignors allow Nationwide to charge a buyer’s premium.

Nationwide also collects fees for providing a wide range of other services relating to the ultimate disposition of the asset, including merchandise transportation to the auction site, storage, security, and preparation of merchandise for auction. Preparation of vehicles for auction, includes services such as painting, repair, removal of logos, smog certification and cleaning.

Nationwide focuses its marketing efforts on developing new consignor relationships and creating new buyer awareness. Nationwide also uses direct mail and media advertising to attract a large and diverse group of buyers to its auctions.

Retail Operations

During fiscal 2003, Schlossmann Nationwide’s then CEO began researching whether Nationwide’s operations could support a retail business, whereby Nationwide would purchase and sell principal vehicle inventory to individual customers on a retail basis or to wholesale customers, and provide financing, warranty and aftermarket sales related to the purchase of the retail units (collectively, the “Retail Business”). The development of the Retail Business required significant cash resources which, at the time, neither Nationwide nor we had. However, our board of directors consented to Schlossmann creation and operation of the Retail Business on the conditions that we would have the right to purchase the Retail Business at any time.

On November 1, 2005, Nationwide to exercise its purchase option and purchase the Retail Business. The purchase included all assets related to the Retail Business, including, without limitation, all the existing inventory, intellectual property, books and records, license, contracts, goodwill and some cash on hand. As a result of the purchase, Nationwide began for the first time taking a principal position in assets being sold.

Nationwide’s retail business also produces inventory for its auction business, If a retail asset does not sell within a reasonable period of time, Nationwide now includes these principally-owned assets in its regularly scheduled auctions. As a result, customers need not wait until the scheduled auction to make a bid on any of these assets. Nationwide believes that not only does this system create sales and growth opportunities on a stand-alone basis, but also allows it to “right-size” individual auctions to maximize marketing opportunities and create maximum returns for itself and its consignors at auction sales.

On July 12, 2006, Nationwide completed the $10.3 million acquisition of all of the outstanding membership interests of Automax Pacific, LLC (“Automax”), an automotive dealership chain with three separate locations throughout southern California. Working capital, expansion and acquisition funding was provided to Nationwide by Axle Capital, LLC (“Axle”) through a $10.3 million loan agreement. In connection with this loan agreement, we were obligated to issue to Axle: (i) 500,000 shares of our common stock and (ii) a five-year warrant purchase an additional 429,000 shares of our common stock at $1.39 per share.

The Automax acquisition provided Nationwide with locations in Anaheim, North Hollywood, and West Covina, California, at which it can test the sale of vehicles in a retail setting without the auction environment. Nationwide obtains vehicles for sale at these locations from financial institutions, rental companies, large corporations, independent and franchise car dealers and various wholesalers. Nationwide attempts to secure these vehicles below wholesale in either individual or bulk purchases to offer the consumer the best possible value in the marketplace. Consumers can elect to purchase a vehicle on a “Buy Now” basis and purchase the vehicle for a predetermined fixed price, or alternatively, they can wait for the vehicle to go through the Nationwide auction and attempt to purchase the vehicle in that venue.

Nationwide Auction Finance, LLC

Concurrently with the Automax acquisition described above, Nationwide and Axle formed Nationwide Auction Finance, LLC, (“NAF”). Nationwide owns 80% of the outstanding membership units of NAF with Axle owning the remaining 20%.

In connection with the formation of NAF, Axle entered into a loan and security agreement with NAF, pursuant to which Axle has provided a line of credit up to $25.0 million to NAF for the purpose of providing a source of funds to NAF for the acquisition of retail installment sale contracts from Nationwide to finance Nationwide’s retail customers.

NAF intends to focus on the provision of automotive finance and related service. In particular, NAF intends to provide automotive loans to its customers, independent and franchise car dealers.

On March 14, 2007, NAF, entered into an agreement with Cogent Financial Group (“Cogent”), a financial services company specializing in the servicing and origination of motor vehicle and elective medical installment contracts, pursuant to which we acquired certain assets of Cogent for approximately $50.0 million. The assets acquired consisted principally of a $50.0 million portfolio of loan receivables. We purchased the assets in order to establish an automotive lending vertical within our existing retail operations. The value assigned to the assets was determined by estimating the resulting net cash flows from the receivables, and discounting any assets that were no longer current. The revenue projections used to value the assets took into consideration the relevant market conditions and growth factors, expected trends in non-prime and sub prime lending market, and the nature and expected timing of new loan marketing material introductions by us.

In connection with the acquisition, certain representations and warranties were made with respect to the operation of the business and the enforceability of the Loan Portfolio. As part of the Purchase Agreement, Axle the lender in the transaction has agreed to indemnify us against all liabilities incurred by us as a result of any inaccuracy or breach of any representation and warranty made by Cogent. As part of the post-acquisition due diligence, we have notified Axle of several material issues with the Loan Portfolio, most recently in May 2008. We gave notice to Axle that it had breached several of the representations and warranties contained in the purchase agreement, and that we will be seeking indemnification for any and all liabilities arising there from.

Artra Group, Incorporated.

We acquired Artra Group Incorporated in September 1999. As a result of this acquisition, Artra became our wholly-owned subsidiary and the shareholders of Artra become the holders of approximately 83% of our outstanding common stock. Artra had no active business operations and existed primarily for receiving, responding to, settling or otherwise handling asbestos related personal injury claims, stemming from its ownership of a former subsidiary whose products are alleged to have caused asbestos related injuries.

On June 3, 2002, Artra filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the Artra Bankruptcy). The petition was filed in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division and is known by Case Number 02 B 21522. The petition was filed in response to a growing number of asbestos and asbestos related litigation claims directed toward Artra, arising primarily from Artra’s previous ownership of Baltimore Paint and Chemical (a division or subsidiary of Artra Group Incorporated) and The Synkoloid Company (a division or subsidiary of Artra Group Incorporated) and their affiliated entities. For additional information on the Artra Bankruptcy, please see the section entitled “Item 3: Legal Proceedings” below.

Competition

Auction Business. In general, a few large international auction companies, including Ritchie Brothers, Manheim and Adesa, dominate the auction industry. These companies compete for the liquidation of large plants and large volumes of machinery and vehicles and primarily sell to dealers only. The remainder of the auction industry is fragmented and largely composed of independently-owned single-facility or regional auction companies. Nationwide believes that it currently competes favorably with existing competitors, primarily on the basis of its quality of service, and due to the fact that it serves a different market since the majority of Nationwide’s sales are to the general public, not dealers. There can be no guarantee that Nationwide will continue to compete financially in the future.

Retail Business. We operate in a highly competitive industry. We believe that the principal competitive factors in the automotive retailing business are location, service, price and selection. Each of our markets includes a large number of well-capitalized competitors that have extensive automobile store managerial experience and strong retail locations and facilities. According to the National Automotive Dealers Association and reports of various industry analysts, the automotive retail industry is served by approximately 21,500 franchised automotive dealerships and approximately 45,000 independent used vehicle dealers. Several other public companies operate numerous automotive retail stores on a national or regional basis. We are subject to competition from dealers that sell the same brands of new vehicles that we sell and from dealers that sell other brands of new vehicles that we do not represent in a particular market. New vehicle stores have franchise agreements with the various vehicle manufacturers and, as such, generally have access to new vehicles and compete with us. Additionally, we are subject to competition in the automotive retailing business from private market buyers and sellers of used vehicles.

Employees

As of December 31, 2006, we had approximately 300 full and part-time employees. We consider the relationships with our employees to be adequate, however turnover in our industry and at our company remains very high. Our employees are not covered by collective bargaining agreements.

Because of the complexity of our operations, there are a limited number of people who have the requisite skills and experience to qualify for these positions. Thus, the job market for these specialties is competitive. If we are unable to retain our existing personnel, and attract and train additional qualified personnel, our revenue and our profitability may be limited or circumstances could cause actual results to differ materially from those projected or predicted.

Website Address and Access to Company Information

We currently do not maintain a website since our primary purpose is to serve as a holding company. The website address for our principal operating subsidiary, Nationwide, is www.nationwideauction.com. We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith file reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC toll free at 1-800-SEC-0330 for information about its public reference room. You may also read our filings at the SEC’s web site at http://www.sec.gov. Additionally, you may request a copy of these filings, at no cost, by written or oral request made to us at the following address or telephone number: 500 Central Avenue, Northfield, Il 60093; (847)441-6650.

Financial Information

Please refer to Item 6, “Selected Consolidated Financial Data,” for a review of our financial results and financial position for the five years ended December 31, 2006, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a review of revenue and net income (loss) for the three years ended December 31, 2006.

ITEM 1A	RISK FACTORS

You should carefully consider the risks described below, together with all of the other information in this Annual Report, including the consolidated financial statements and related notes, before making an investment decision with respect to our common stock. If any of the following risks occur, our business, financial condition, or operating results could suffer. As a result, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only significant risks we may face. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Risks Related to United Stated Securities and Exchange Commission Investigation

United Stated Securities and Exchange Commission Investigation

On January 20, 2006, we announced that the United States Securities and Exchange Commission issued a Formal Order of Investigation relating to our failure to file a Form 10-Q since November 20, 2000 and a Form 10-K since March 30, 2000. The investigation also includes our possible failure to file other required filings, issues relating to our internal control and books and records, issues relating to the audit of our financial statements and issues relating to trading in our securities. The Formal Order is directed to us, our officers, directors, and subsidiaries. We are cooperating fully with the SEC and the SEC has made no determination of any wrongdoing at this time. Based on instruction from the SEC, we are filing this Form 10-K for our year ended December 31, 2006. However, this Form 10-K will not result in us being in compliance with all of the filing requirements of a Public Registrant.

We may face deregistration proceedings under Section 12(j) of the Exchange Act.

Due to our failure to timely file our periodic reports with the SEC, the SEC may commence deregistration proceedings under Section 12(j) of the Exchange Act. If our common stock is deregistered, publicly available information regarding our operations and financial results may be limited and the price of our common stock would likely suffer an immediate and significant decline.

Risks Related to the Operations of Entrade and our Subsidiaries

We anticipate that we will incur continued losses for the foreseeable future.

Although our recent restructuring plan was implemented in October 2006 to achieve profitability more quickly, attaining profitability requires significant improvement in the operating results of Nationwide and our other operating subsidiaries. Particularly given Nationwide’s underperformance from fiscal 2000 through fiscal 2006, and the unsuccessful development of each of our e-commerce market places, profitability in the near-term in all subsidiaries is doubtful.

We may have difficulties sustaining and managing our growth.

One of the main elements of our strategy is to continue to grow our business, primarily by increasing Nationwide’s earnings and expanding into new geographic markets and into market segments in which we have not had a significant presence in the past. As part of this strategy, we may from time to time acquire additional assets or businesses from third parties. We may not be successful in growing our business or in managing this growth. For us to be successful in growing our business, we need to accomplish a number of objectives, including:

•	identifying and developing new geographic markets and market segments;

•	identifying and acquiring, on terms favorable to us, businesses that might be appropriate acquisition targets;

•	successfully managing expansion;

•	obtaining necessary financing;

•	receiving necessary authorizations and approvals from governments for proposed development or expansion;

•	successfully integrating new facilities and acquired businesses into our existing operations;

•	achieving acceptance of the auction process in general by potential consignors, bidders and buyers;

•	establishing and maintaining favorable relationships with consignors, bidders and buyers in new markets and market segments, and maintaining these relationships in our existing markets;

•	capitalizing on changes in the supply of and demand for industrial assets, in our existing and in new markets; and

•	designing and implementing business processes that are able to support profitable growth.

We may need to hire additional employees, or terminate certain employees to manage any growth that we achieve. In addition, growth may increase the geographic scope of our operations and increase demands on both our operating and financial systems. These factors will increase our operating complexity and the level of responsibility of existing and new management personnel. It may be difficult for us to attract and retain qualified managers and employees, and our existing operating and financial systems and controls may not be adequate to support our growth. We may not be able to improve our systems and controls as a result of increased costs, technological challenges, or lack of qualified employees. Our past results and growth may not be indicative of our future prospects or our ability to expand into new markets, many of which may have different competitive conditions and demographic characteristics than our existing markets.

We are in breach of affirmative covenants under certain promissory notes.

We have issued secured and unsecured promissory notes aggregating approximately $46.0 million in principal (the “Promissory Notes”). In connection with our issuance of certain promissory notes, we agreed to affirmative covenants obligating us to make all payments under the Promissory Notes and make all securities filings as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have failed to meet our payment obligations under the Promissory Notes and we are not current with respect to our reporting obligations under the Exchange Act and have failed to satisfy certain other technical requirements of the Notes and related security agreements. It is possible that the holders of our outstanding promissory notes may assert such breaches and attempt to exercise their rights and remedies under the Promissory Notes, including declaring all obligations under such notes immediately due and payable.

To date none of the note holders has initiated any action to collect payment of the Promissory Notes, but there is no assurance that a holder will not initiate such claims in the future. We will actively seek waivers of all breaches from the holders of Promissory Notes, although we can give no assurance that such waivers can or will be obtained. If we fail to obtain the necessary waivers and the holders of Promissory Notes bring an action against us, we may not be in a position to pay all amounts owing under the Promissory Notes.

We may have difficulty obtaining additional capital, and might have to accept terms that would adversely affect our shareholders.

In order to continue operating, we may have to raise funds from additional financings, which may result in dilution to our existing shareholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our shareholders and us. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which business is conducted. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions, or significant asset sales. Most significantly, we may not be able to locate additional funding sources on any terms, which would have a material adverse effect on our ability to continue operating.

We will need additional financing in the future, which may not be available on favorable terms, if at all.

We will need additional funds to finance our operations, as well as to enhance our services, fund our expansion, respond to competitive pressures or acquire complementary businesses or technologies. Currently, our business will not generate the cash needed to finance such requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we might need to significantly restrict our operations.

We may make acquisitions that require significant resources and could be unsuccessful.

In the future, we may acquire other businesses, products and technologies to complement our current business. We may not be able to identify, negotiate, finance, complete or integrate any future acquisition successfully. Acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management’s attention, inability to retain key employees of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could disrupt our business and reduce the likelihood that we will receive the anticipated benefits of the acquisition in the amount or the time frame that we expect.

Should we be unable to successfully integrate a new business, we could be required to either dispose of the operation or restructure the operation. In either event, our business could be disrupted and we may not achieve the anticipated benefits of the acquisition. In addition, future transactions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization of expenses, or write-offs of goodwill, any of which could harm our financial condition and operating results. Future transactions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

Our business would be harmed if there were decreases in the supply of, demand for, or market values of industrial and commercial assets, primarily used industrial equipment and commercial automobiles.

Our auction revenues could be reduced if there was significant erosion in the supply of, demand for, or market values of used trucks and commercial automobiles, which would affect our financial condition and results of operations. We have no control over any of the factors that affect the supply of, and demand for, used trucks and commercial automobiles, and the circumstances that cause market values for used trucks and commercial automobiles to fluctuate are beyond our control. In addition, price competition and availability of new trucks and commercial automobiles directly affect the supply of, demand for, and market value of used trucks and commercial automobiles.

Current economic conditions may harm our results of operations.

In the normal course of business, we are subject to changes in general or regional U.S. economic conditions, including, but not limited to, consumer credit availability, consumer credit delinquency and loss rates, interest rates, gasoline prices, inflation, personal discretionary spending levels and consumer sentiment about the economy in general. Any significant changes in economic conditions could adversely affect consumer demand and/or increase costs.

Our revenues and profitability could be reduced as a result of competition in our core markets.

The used truck and equipment sectors of the global industrial equipment market, and the auction segment of those markets, are highly fragmented. We compete directly for potential purchasers of industrial equipment with other auction companies. Our indirect competitors include equipment manufacturers, distributors and dealers that sell new or used equipment, and equipment rental companies. When sourcing equipment to sell at our auctions, we compete with other auction companies, equipment dealers and brokers, and equipment owners that have traditionally disposed of equipment in private sales.

Our direct competitors are primarily national and regional auction companies. Some of our direct and indirect competitors have significantly greater financial and marketing resources and name recognition than we do. New competitors with greater financial and other resources may enter the industrial equipment auction market in the future. Additionally, existing or future competitors may succeed in entering and establishing successful operations in new geographic markets prior to our entry into those markets. They may also compete against us through internet-based services. If existing or future competitors seek to gain or retain market share by reducing commission rates, we may also be required to reduce commission rates, which may reduce our revenue and harm our operating results and financial condition.

Loss of key employees.

Our business is largely a service business in which the ability of our employees to develop and maintain relationships with potential sellers and buyers is essential to our success. Moreover, our business is both complex and unique, making it important to retain key specialists and members of management. Accordingly, our business is highly dependent upon our success in attracting and retaining qualified personnel.

On October 6, 2006, and concurrently with the consummation of the agreement to sell Nationwide’s existing assets and business operations (the “Sold Operations”) relating to its auction sites located in Delaware, Georgia and Texas (the “Sold Locations”), effective September 1, 2006, Corey Schlossmann tendered, and we accepted, his resignation as the Chief Executive Officer of Nationwide and our director.

Government laws and regulations

Many of our activities are subject to laws and regulations including, but not limited to, Department of Motor Vehicles, import and export regulations, property ownership laws, data protection and privacy laws, anti-money laundering laws, antitrust laws and value added sales taxes. In addition, we are subject to local auction regulations. Such regulations do not impose a material impediment to our business but do affect the market generally, and a material adverse change in such regulations could affect our business. Additionally, export and import laws and property ownership laws could affect the availability of certain kinds of property for sale at our principal auction locations or could increase the cost of moving property to such locations, or may decrease our ability to sell property for export.

Violations of Internal Revenue Code Section 6050I

On December 4, 2006, Nationwide received notice from the Internal Revenue Service (IRS) of its intention to impose fines and penalties totaling approximately $19.6 million on Nationwide as a result of (a) its failure to file all necessary Form 8300s required by Internal Revenue Code (IRC) Section 6050I during 2003, 2004, 2005 and a portion of 2006, and (b) its failure to provide payee information statements to certain customers as required by IRC Section 6050I. IRC Section 6050I requires a person engaged in a trade or business who receives more than $10,000 in cash from one or more related transactions to disclose the purchaser’s name, address and tax identification number on form 8300, along with the date and nature of the transaction. On May 15, 2007, the IRS and Nationwide entered into a Closing Agreement, pursuant to which Nationwide agreed to pay fines and penalties totaling $81,100 and the IRS agreed not to assert any further penalties and fines with respect all reportable currency transactions for the calendar years ended December 31, 2003, 2004, 2005 and 2006. In connection with the settlement of this matter, certain officers of Nationwide executed an acknowledgement of Nationwide’s obligations under IRC Section 6050I and the fines and penalties that may be imposed by the IRS with respect to any future violations of IRC Section 6050I by Nationwide. Given this acknowledgement, we believe that any future violations by Nationwide of IRC Section 6050I will result in the imposition of substantial fines and penalties by the IRS.

Unfavorable findings resulting from a government investigation or audit could subject us to a variety of penalties and sanctions, could negatively impact our future operating results and could force us to adjust previously reported operating results.

Federal, state, and local governments have the right to audit our performance under our government auction contracts as well as for general regulatory and compliance verification. Any adverse findings from audits conducted by such agencies or reviews of our performance under our contracts could result in a significant adjustment to our previously reported operating results. If this occurs, our past operating margins may be reduced. The results of an audit by any government could result in significant fines and/or reduce the volume and type of merchandise made available to us under our contracts with various government agencies, resulting in lower gross merchandise volume, revenue, and profitability for our company. If such a government audit uncovers improper or illegal activities, we could be subject to the civil and criminal penalties, administrative sanctions, significant fines and reputational harm. If, as the result of an audit of our contracts with the government, we are suspended or debarred from contracting with various government agencies, if our reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability would substantially decrease.

Risks Relating to the Securities Markets and Ownership of Our Securities

New York Stock Exchange delisting.

On July 23, 2001 we were notified by the NYSE that the trading price of our common stock had fallen below the continued listing criteria relating to market capitalization, book value and minimum trading price per share. We submitted a business plan to the NYSE which indicated our ability to meet the listing requirements. The New York Stock Exchange delisted our common stock on October 11, 2001. We were unsuccessful in appealing the delisting, and, our common stock is currently traded on the “pink sheets” market under the symbol “ETAD”

Our delisting has reduced the market and liquidity of our common stock and consequently may adversely affect the ability of our stockholders and brokers/dealers to purchase and sell our shares in an orderly manner if at all. Due in part to the decreased trading price of our common stock and the elimination of analyst coverage, the trading price of our common stock may change quickly and, you may not be able to execute trades as quickly as you could when the common stock was listed on the NYSE.

The interests of significant shareholders may conflict with the interests of Entrade or other shareholders.

We are aware of three directors, officers or holders of more than 5.00% of the outstanding shares of our common stock, that own approximately 6.98%, 5.67%, and 5.62% of the outstanding common stock as of December 31, 2006 respectively. Because of their stock ownership, one or more of these shareholders may be in a position to affect significantly our corporate actions, including, for example, mergers or takeover attempts, in a manner that could conflict with the interests of other public shareholders.

Anti-takeover provisions contained in our charter documents could make a third party acquisition of us difficult.

We are a Pennsylvania corporation. The anti-takeover provisions of Pennsylvania law may make it more difficult for a third party to acquire control of us, even if such a change in control would be beneficial to shareholders.

Our Articles of Incorporation provide that the board of directors may issue preferred stock without shareholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire us. The board of directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring, or preventing a change of control and would adversely affect the market price of our common stock and the voting and other rights of holders of our common stock.

The common stock price has been and may continue to be highly volatile.

The market price of our common stock may continue to be highly volatile because of general market volatility. Shareholders may not be able to resell their shares of common stock following periods of volatility because of the market’s inability to react to general market volatility. Though we are focusing on auction and retail business opportunities going forward, volatility in Internet-related stocks could still affect the stock price given our continued ownership interests in e-commerce market places.

Factors that could cause volatility in our stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by competitors or affiliates;

•	new sales formats or new products or services;

•	changes in financial estimates by securities analysts;

•	conditions or trends in large manufacturing, auction and automotive industries;

•	conditions or trends in the Internet industry;

•	changes in the market valuations of other Internet companies;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures

•	changes in capital commitments;

•	additions or departures of key personnel; and

•	sales of common stock.

Many of these factors are beyond our control. These factors may materially adversely affect the market price of the common stock, regardless of operating performance.

Our quarterly operating results have fluctuated in the past and may do so in the future, which could cause volatility in our stock price.

Our prior operating results have fluctuated due to changes in our business and the e-commerce industry. Similarly, our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may affect our quarterly operating results include the following:

•	the addition of new consignors or the loss of existing consignors;

•	the volume, size, timing and completion rate of transactions in our marketplaces;

•	changes in the supply and demand for and the volume, price, mix and quality of our supply of wholesale, surplus and salvage assets;

•	introduction of new or enhanced websites, services or product offerings by us or our competitors;

•	implementation of significant new contracts;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in the conditions and economic prospects of the automotive and auction industries or the economy generally, which could alter current or prospective buyers’ and sellers’ priorities;

•	technical difficulties, including telecommunication system or Internet failures;

•	changes in government regulation of the automotive, surplus asset sales, remarketing or auction industry;

•	event-driven disruptions such as war, terrorism, disease and natural disasters;

•	seasonal patterns in selling and purchasing activity; and

•	costs related to acquisitions of technology or equipment.

Our operating results may fall below the expectations of market analysts and investors in some future periods. If this occurs, even temporarily, it could cause volatility in our stock price.

Shares eligible for future sales by current shareholders may adversely affect our stock price.

If existing shareholders sell in the public market substantial amounts of our common stock, including shares issued on the exercise of outstanding options and warrants, then the market price of our common stock could fall.

We do not intend to pay dividends on our common stock, and you may lose the entire amount of your investment in our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay dividends on our common stock for the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares. We cannot assure that you will receive a positive return on your investment when you sell your shares or that you will not lose the entire amount of your investment.

Risks Related to Our Public Filing Requirements

Our internal control over financial reporting was not effective as of December 31, 2006 and weaknesses in our internal controls and procedures could adversely affect our financial condition.

Our management assessed the internal controls over financial reporting as of December 31, 2006, the end of our most recent fiscal year, and concluded that material weaknesses existed and that we lacked effective internal control over our financial reporting.

We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. The remediation efforts are continuing and are expected to continue throughout fiscal 2008 and beyond. There remains a risk that we will fail to prevent or detect a material misstatement of our annual or interim financial statements. In addition, if we are unsuccessful in our remediation efforts, our financial condition, our ability to report our financial condition and results of operations accurately and in a timely manner, and our ability to earn and retain the trust of our shareholders, employees, and customers, could be adversely affected. In addition, if we are unable to improve our internal control over financial reporting, we may risk losing our public company status.

In relation to the size of our Company we incur significant costs as a result of being a public company.

As a public company, we incur significant accounting, legal, governance, compliance and other expenses that private companies do not incur. In addition, the Sarbanes-Oxley Act of 2002 and the rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. These rules and regulations increase our legal, audit and financial compliance costs and makes some activities more time-consuming and costly. For example, as a result of being a public company, we are required to maintain additional board committees and formalize our internal control over financial reporting and disclosure controls and procedures. In addition, we incur additional costs associated with our public company reporting requirements. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it is more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

ITEM 2.	PROPERTIES

Entrade

We currently conduct our corporate operations through a leased facility in Northfield, Illinois comprising approximately 10,500 square feet of office space. This lease operates on a month-to-month basis.

Artra

Artra currently conducts its operations through a leased facility in Bloomingdale, Illinois comprising approximately 2,000 square feet of office space. This lease operates on a month-to-month basis.

Nationwide

Nationwide’s headquarters are located in Aliso Viejo, California.

Nationwide’s operating locations are all leased in California and are described as follows:

Anaheim. Approximately 40,000 square feet of land including two buildings comprising 5,000 square feet of office space. This lease has a term of five years and 11 days and expires on November 30, 2008. The lease was obtained by Nationwide in conjunction with the Automax transaction.

Chino. Approximately 63,000 square feet of storage in an industrial building. This sublease has a term of 3 years, 9 months and 23 days and expires on May 31, 2009.

Benicia. Approximately 15.5 usable acres of land including two buildings comprising approximately 38,000 square feet. This lease has been extended through May 31, 2009 under five one-year renewals. (See Note 16 to the consolidated financial statements “Related Party Transactions”).

City of Industry. Approximately 11 acres of land including a 6,000 square foot office building and a 4,000 square foot warehouse. This lease has been extended through May 31, 2009 under five one-year renewals. (See Note 16 to the consolidated financial statements “Related Party Transactions”)

North Hollywood. Approximately 70,000 square feet of land and a 10,000 square foot building. This lease has a term of 7 years and 10 1/3 months and expires on September 30, 2011. The lease was obtained by Nationwide in conjunction with the Automax transaction.

Otay Mesa (San Diego). Approximately 4 acres of land and adjacent parking. This lease has a term of 2 years and expires on December 31, 2008.

West Covina. Approximately 168,000 square feet of property on which an automotive showroom is located. This lease has a term of 3 years and 9 months and expires on August 30, 2007. The lease was obtained by Nationwide in conjunction with the Automax transaction. The lease was terminated in 2007.

We entered into the following lease agreements subsequent to December 31, 2006.

Aliso Viejo, CA. Approximately 17,000 square feet of office space. This sublease was entered into on June 16, 2007 and expires on June 29, 2009.

Long Beach, CA. Approximately 72,000 square feet of land area, including approximately 22,000 square feet of facilities. This sublease was entered into effective June 1, 2007, expiring on May 31, 2008. The sublease provides for 2 one-year extensions at our option. We vacated this lease facility in April, 2008.

Chino, CA. Approximately 66,000 square feet of storage in an industrial building. This sublease was entered into on October 15, 2007 and commenced on December 01, 2007. The sublease has a term of 4 years and expires on November 30, 2011.

Las Vegas, NV. Approximately 15 acres of land including buildings. This lease has a term of 2 years, 3 months from the time of possession and a conditional extension of up to 3 additional years.

We abandoned our leases in Anaheim, North Hollywood and San Diego, California locations in 2007 and Long Beach, California in April 2008. Additionally, we are currently in default on both of our leases in Chino, California and have received, or been notified that we will receive, 3-day notices to vacate the property. We are not currently using these facilities to transact business.

Location	Lessor	Lease Expiration	Monthly Amount	Future Rental Commitments
				2007	2008	2009	2010	Thereafter	Total
City of Industry	Hearthstone Properties LLC (Nationwide Selling Shareholder and Principal Stockholder)	May 31, 2007, five-one year renewals, assumed renewal thru May 31, 2009	$57,500	$690,000	$690,000	$287,500	$—	$—	$1,667,500
Benicia	Hearthstone Properties LLC (Nationwide Selling Shareholder and Principal Stockholder)	May 31, 2007, five-one year renewals, assumed renewal thru May 31, 2009	47,500	570,000	570,000	237,500	—	—	1,377,500

Total Related Parties			$105,000	$1,260,000	$1,260,000	$525,000	—	—	$3,045,000
Non-Related Parties:
Otay Mesa	Otay Mesa Property LP	December 31, 2008 (a)	$12,400	$149,200	$153,600	$—	$—	$—	$302,800
Chino, CA (c)	Omnia Italian Design	May 31, 2009 (b)	28,000	340,457	350,671	148,638	—	—	839,766
Anaheim (c)	Marilyn Liekhus	November 30, 2008	6,754	81,048	74,294	—	—	—	155,342
West Covina	West Covina Auto Retail, Inc.	August 30, 2007	27,800	222,400	—	—	—	—	222,400
North Hollywood (c)	Gerald Ambinder	September 30, 2011	30,000	360,000	360,000	390,000	390,000	300,000	1,800,000
Irvine	Spectrum Business Center, L.P.	December 31, 2007	9,710	116,520	—	—	—	—	116,520

Total- Other			$114,664	$1,269,625	$938,565	$538,638	$390,000	$300,000	$3,436,828

			$219,664	$2,529,625	$2,198,565	$1,063,638	$390,000	$300,000	$6,481,828

(a)	Monthly payment increased to $12,800 per month effective December 1, 2007 in accordance with CPI increase provision in lease agreement.

(b)	Includes CPI adjustment in accordance with CPI increase provided in the lease agreement.

(c)	We terminated our operations in Anaheim, North Hollywood and San Diego, California locations in 2007 and our Long Beach, California location in April, 2008. Additionally, we are currently in default on both of our leases in Chino, California and have received, or been notified that we will receive, 3-day notices to vacate the property.

Item 3.	Legal Proceedings

Entrade

U.S. Department of Labor

On January 22, 2007, the U.S. Department of Labor notified us of its intention to assess a penalty against us for our failure to file an annual report on Form 5500 with respect to the Entrade Savings and Retirement Plan for the fiscal year ended December 31, 2004. On February 26, 2007, we filed with the U.S. Department of Labor a written statement of reasonable cause (“Statement of Reasonable Cause”) as to why we did not file the required annual report for the fiscal year ended December 31, 2004. On March 5, 2007, we were notified by the U.S. Department of Labor that our Statement of Reasonable Cause had been rejected and a fine of $86,500 would be assessed against us. On October 10, 2007, we agreed with the U.S. Department of Labor to settle and dismiss the matter in exchange for payment by us of penalties totaling $13,000.

Artra

On June 3, 2002, Artra filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. The petition was filed in response to a growing number of asbestos and asbestos related litigation claims directed toward Artra, arising primarily from Artra’s previous ownership of Baltimore Paint and Chemical and The Synkoloid Company and their affiliated entities.

On or about June 25, 2002, the United States Trustee for the Northern District of Illinois appointed the Official Committee of Unsecured Creditors, (the “Creditors Committee”) to represent the interests of Artra’s unsecured creditors. By order dated August 30, 2002, the Bankruptcy Court appointed a legal representative for future asbestos claimants (the “Future Representative”).

The Creditors Committee filed an action in the Bankruptcy Court, seeking to consolidate us, and our principal operating subsidiary Nationwide, with Artra. The Creditors Committee’s action alleged that we were indebted to Artra in an approximate aggregate principal amount of approximately $23.3 million, plus accrued interest, pursuant to a series of promissory notes made by us during the 2001 fiscal year (the “Entrade Notes”).

In response to the claims made by the Creditors Committee, we negotiated a settlement with Artra, the Creditors Committee and the Futures Representative. Under the terms of this settlement agreement, we agreed to make a one-time payment of $3.0 million to Artra, and further agreed to issue a promissory note to Artra in the principal amount of $2.0 million, which promissory note was to be secured by a letter of credit. In exchange for those payments, Artra, the Creditors Committee and the Futures Representative agreed to: (i) permanently dismiss the action brought by the Creditors Committee; (ii) release all claims against us under the Entrade Notes, (iii) release us from any and all liability associated with existing asbestos claims and (iv) release us from any and all future asbestos claims through issuance of a channeling injunction, which is more fully described below. The release also applied to our officers and directors, as well as our affiliated entities, in particular Nationwide, and certain persons associated with those affiliated entities.

The settlement agreement was subject to the satisfaction of certain conditions, including approval by the Bankruptcy Court and the issuance by the Bankruptcy Court of a permanent injunction under Section 105 of the Bankruptcy Code, permanently enjoining any further prosecution of Asbestos Claims against us and our affiliated parties. In addition, the settlement agreement required Artra, the Creditors Committee and the Futures Representative to use their best efforts to obtain a channeling injunction in our favor. A channeling injunction is an injunction issuable by the Bankruptcy Court under Section 524(g) of the United States Bankruptcy Code that permanently enjoins future prosecution of Asbestos Claims against us. The Bankruptcy Court approved the settlement agreement, with certain modifications. However, the implementation of the settlement agreement was deferred until the date on which the Bankruptcy Court issues a final order confirming a plan of reorganization for Artra.

Subsequent Events

On January 24, 2007, Artra and the Creditors Committee filed a Joint Reorganization Plan of Artra Group Incorporated (the “Plan”). As proposed under the Plan, Artra would emerge from the bankruptcy case as an operating business. The primary elements of the Plan were: (i) the creation of an asbestos trust to which all of the present and future Asbestos Claims against Artra would be channeled for resolution and payment (the “Asbestos Trust”); (ii) the transfer of assets to the asbestos trust for the payment of such claims; (iii) the emergence of Artra with sufficient assets from which to fund its post-confirmation business activities; and (iv) entry of a permanent channeling injunction that would enjoin future prosecution of asbestos claims against us, Artra and our affiliated parties.

The Plan requires all holders of asbestos claims to file a claim form with the Asbestos Trust. The Asbestos Trust then evaluates, resolves and pays the asbestos claims. The Plan provides for the Asbestos Trust to be funded primarily through (i) the realization of cash proceeds from Artra’s various insurance policies, through settlement or otherwise; (ii) a settlement with the third party to whom Artra sold The Synkoloid Company and (iii) the settlement with us described above.

In exchange for our contribution to the Asbestos Trust, we, and our affiliated parties, would be released from all Asbestos Claims. The Plan also would enjoin all present and future holders of asbestos claims, and all holders of pre-confirmation rights, from pursuing any actions against us, and our affiliated parties, by issuance of a channeling injunction.

On January 25, 2007, the Bankruptcy Court entered an order confirming the Plan. On February 28, 2007, the United States District Court for the Northern District of Illinois entered an additional order affirming confirmation of the Plan. The Plan became effective on April 2, 2007.

On April 9, 2007, we, Artra and the Asbestos Trust amended and restated the terms of the original settlement agreement described above. As a result of the amendment, we were no longer obligated to make the payments called for by the original settlement agreement, instead we are required to: (i) make a one time payment to Artra in the amount of $1.8 million, which amount would be used to pay certain obligations of Artra; (ii) assume a $0.7 million obligation to fund Artra’s ongoing business activities, of which $0.2 million was payable immediately and $0.5 million would be payable at the discretion of us and Artra and (iii) issue to the Asbestos Trust a promissory note in the principal amount of $2.5 million (the “New Entrade Note”).

The New Entrade Note is non-interest bearing and is payable on April 9, 2012. If we make full payment on or before April 9, 2009, we will receive a prepayment discount of $1.5 million; if we make payment on or before April 9, 2010, we will receive a prepayment discount of $1.0 million, and if we make payment on or before April 5, 2011, we will receive a prepayment discount of $0.5 million. In addition, $0.5 million of the New Entrade Note is convertible into 200,000 shares of our common stock. The conversion may be elected at any time by the Asbestos Trust, and may be elected by us upon the satisfaction of certain conditions.

The amended and restated settlement agreement has received all necessary confirmation orders and affirming orders from the Bankruptcy Court and United States District Court for the Northern District of Illinois, as applicable. On April 9, 2007, we tendered to the Asbestos Trust $2.0 million in payment of the cash portion of our obligations under the amended and restated settlement agreement. We also delivered the New Entrade Note and assumed the obligation to fund an additional $0.5 million towards Artra’s ongoing business operations as required by the amended and restated settlement agreement. As a result of these actions, we have fulfilled all obligations necessary to initiate the permanent and irrevocable protections of us, and our affiliated entities, pursuant to the channeling injunction. Consequently, the channeling injunction in our favor of, and our affiliated parties, is now in full force and effect.

The amended and restated settlement agreement does not affect the relief granted to us under the Plan. Specifically, we will continue to receive the benefit of the release of asbestos claims and will continue to enjoy the protection of the channeling injunction. These protections will remain in effect even if we default on our obligations to provide the additional $0.5 million for Artra’s business operations or if we default on payment of the New Entrade Note.

Nationwide

Retail Business

In November 2006, the Convertible Promissory Notes (the “Kowal Notes”) issued by us to Joe Kowal (“Mr. Kowal”), a member of the Schlossmann Joint Venture, in connection with the acquisition of the Retail Business, matured but were not paid. Mr. Kowal brought an action against us seeking payment of the Kowal Notes.

We entered into a settlement agreement with Mr. Kowal (the “Kowal Settlement Agreement”) in July 2007, whereby we agreed to compromise the obligations evidenced by the Kowal Notes and substitute the following consideration: (i) 250,000 shares of our common stock; (ii) $0.2 million in cash, payable to Mr. Kowal on signing of the Kowal Settlement Agreement and (iii) $0.4 million in cash, payable to Mr. Kowal in monthly installments over a period of one year. We issued the shares under the Kowal Settlement Agreement, and we have made certain installment payments to Mr. Kowal, but we are currently in default with respect to the Kowal Settlement Agreement.

In connection with the Kowal Settlement Agreement, we also agreed to a repayment schedule with certain noteholders affiliated with Mr. Kowal. The repayments are for an aggregate $0.5 million principal indebtedness over a period of one year.

Employment, Sales Tax and Compliance Settlements

Failure to File Form 8300s and Provide Annual Customer Notifications

On December 4, 2006, Nationwide received notice from the IRS of its intention to impose fines and penalties totaling approximately $19.6 million on Nationwide as a result of (a) its failure to file all necessary Form 8300s required by IRC Section 6050I during 2003, 2004, 2005 and a portion of 2006, and (b) its failure to provide payee information statements to certain customers as required by IRC Section 6050I . IRC Section 6050I requires a person engaged in a trade or business who receives more than $10,000 in cash from one or more related transactions to disclose the purchaser’s name, address and tax identification number on Form 8300, along with the date and nature of the transaction. IRC Section 6050I also requires that we deliver to each customer listed on a Form 8300, a payee information sheet by January 31st of the year following payment.

On May 15, 2007, the IRS and Nationwide entered into a closing agreement, pursuant to which Nationwide agreed to pay fines and penalties totaling $81,100 and the IRS agreed not to assert any further penalties and fines with respect all reportable currency transactions for the calendar years ended December 31, 2003, 2004, 2005 and 2006. In connection with the settlement of this matter, certain officers of Nationwide executed an acknowledgement of Nationwide’s obligations under IRC Section 6050I and the fines and penalties that may be imposed by the IRS with respect to any future violations of IRC Section 6050I by Nationwide. As a result of this acknowledgement, we believe that any future violations by Nationwide of IRC Section 6050I will result in the imposition of substantial fines and penalties by the IRS.

Internal Revenue Service- Failure To File Form 1099s and W-2s

Nationwide failed to file all necessary Form 1099s for its independent contractors and W-2s for its employees for the fiscal years ended December 31, 2003, 2004, and 2005. In order to settle the matter and prevent the IRS from assessing additional fines and penalties against Nationwide, the parties entered into a closing agreement dated as of November 28, 2006. Pursuant to the Closing Agreement the IRS agreed to release Nationwide from any further liability with respect to these matters in exchange for the payment by Nationwide of $332,145 in taxes, fines and penalties.

California State Board of Equalization

On April 8, 2002, Nationwide received a Notice of Determination (the “Determination”) from the California State Board of Equalization (the “Board of Equalization”) stating that Nationwide owed approximately $3.1 million to the Board of Equalization for failing to pay all necessary taxes under the California Sales and Use Tax laws. After a series of re-audits, the Board of Equalization reduced the total liability (taxes and interest) owing under the Determination from $3.1 million to $0.4 million. Nationwide disputed the Determination on several grounds, including, that certain sales were conducted in interstate commerce and therefore not subject to the California Sales and Use Tax laws. On May 16, 2007, Nationwide and the State Board of Equalization entered into a Settlement Agreement, pursuant to which Nationwide was released from any further liability with respect to these matters in exchange for the payment by Nationwide to the Board of Equalization of $0.4 million in taxes and interest.

Ordinary Course

We are subject from time to time, to certain legal proceedings and claims in the ordinary course of conducting our business. We will record a liability related to our legal proceedings and claims when we have determined that it is probable that we will be obligated to pay and the related amount can be reasonably estimated, and we will disclose the related facts in the footnotes to our financial statements, if material. If we determine that an obligation is reasonably possible, we will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of loss can be made.

For further discussion of litigation matters, see Note 11 “Commitments and Contingencies” and Note 12 “ Asbestos Litigation.” to the consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrants Common Equity

Our common stock was delisted by the New York Stock Exchange on October 11, 2001. Our common stock currently trades on the “pink sheets” published by the National Quotation Bureau under the symbol “ETAD”. However, the fact that our securities have limited and sporadic trading on the pink sheets does not by itself constitute a public market, and as such, historical price quotations relating to trades in our stock on the pink sheets have not been included in this filing. In the future, we plan to apply for quotation on the Over-The-Counter Bulletin Board, assuming that we are able to become current in our periodic filings with the SEC, of which there can be no assurance. As of December 31, 2006, we had 35,220,027 shares of common stock outstanding held by approximately 776 shareholders of record.

We have never paid cash dividends on our common stock. We currently anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends by us is restricted by our current bank credit facility, which contains a restriction prohibiting us from paying any cash dividends without the bank’s prior approval.

Unregistered Sale of Equity Securities

2004

During 2004, we issued: (i) 230,000 restricted warrants at exercise prices between $0.10 and $1.91 per share in consideration of the extension of existing notes totaling $1.5 million; (ii) 625,000 restricted warrants exercisable at $0.10 per share and 1,500,000 restricted shares of common stock to the former owners of Nationwide in consideration of the extension of certain note and other obligations owed the sellers; which could be put back to the Company for $4.00 per share (no shares were put to the Company); (iii) $0.7 million in demand notes at 10% with 52,500 five year restricted warrants at an exercise price of $0.10 to $0.94 per share; (iv) $11.9 million notes at 10% due within one year of issuance with one year extension, and in connection therewith, we issued an additional $1.2 million of non-interest bearing notes due in two years from the date of issuance and 1,185,005 five year restricted warrants to purchase our common stock at $0.10 per share; (v) 214,286 restricted common shares of our stock at $0.70 per share and 107,142 restricted warrants at exercisable at $0.84 per share.

In total, during 2004 we issued 2,219,647 restricted warrants at an exercise price of $0.10 to $1.91 per share of which 20,000 were immediately returned and cancelled in 2004 at the request of the warrant holder, sold 214,286 shares of restricted common stock at $0.70 per share, issued 1,500,000 shares of restricted common stock in exchange for the extension of certain loan obligations, and issued notes totaling $13.8 million with interest from 0% to 10% and maturity dates from due on demand to two years from the date of issuance. We believe that all of these issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

2005

During 2005 we issued: (i) $1.4 million of 6% to 10% notes due on demand to one month for 42,500 five year restricted warrants at an exercise price of $0.10 per share; (ii) 500,000 restricted warrants exercisable at $0.10 per share to a noteholder in exchange for his agreement to restructure certain note and related obligations owed by us (the noteholder is the son-in-law of John J. Harvey, a director of the company); (iii) 3,772,000 shares of common stock, $3.8 million in 10% notes and $0.4 million in non-interest bearing notes to certain noteholders in exchange for their agreement to restructure certain note obligations owed by us; (iv) 280,000 restricted warrants exercisable for $0.10 to $1.27 per share in consideration for the extension of certain of our note obligations totaling $1.2 million; (v) $7.6 million, 10% notes due within one year of issuance with one year extension and in connection therewith issued 397,500 restricted warrants at a exercise price of $0.10 per share, and $0.8 million of non-interest bearing notes due two years from date of issuance; (vi) $0.9 million of non-interest bearing notes due within two years and 885,005 five year restricted warrants exercisable at $0.10 per share; (vii) five year restricted warrants to purchase 7,500 common shares of our stock for $0.10 per share for services rendered; (viii) 150,000 and 25,000 five year restricted warrants to purchase our common shares exercisable at $0.10 and $1.00 per share, respectively, and (ix) 142,858 restricted common shares for $0.70 per share.

In total, during 2005, we issued 2,287,505 restricted warrants at an exercise price of $0.10 to $1.27 per share, issued 1,150,000 shares of restricted common stock to the former owners of Nationwide as a penalty for non-payment of certain promissory notes as required by the terms of the notes, sold 142,858 shares of restricted common stock at $0.70 per share and issued notes totaling $14.9 million with interest rates from 0% to 10% and maturity dates from due on demand to 2 years. We believe that all of these issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

2006

During 2006, we issued $0.8 million in non-interest bearing notes due in two years from date of issue and 774,700 of restricted warrants at an exercise price of $0.10 per share in exchange for extension of certain note agreements and we issued 254,164 restricted warrants at an exercise price of $0.10 in exchange for extensions on certain note agreements. We also issued 185,127 restricted warrants at an exercise price of $0.10 as part of a settlement agreement with the former owners of Nationwide. Finally, we issued 325,000 restricted warrants at an exercise price of $0.10 in relation to certain financing agreements. We believe that all of these issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

In total in 2006, we issued 1,538,991 restricted warrants at $0.10, issued 1,850,000 shares of common stock to the former owners of Nationwide as a penalty for non-payment of certain promissory notes, as required by the terms of the notes, and we issued 750,000 shares of common stock to an unrelated third party note holder as penalty for non-payment of a promissory note, as required by the terms of the note.

Item 6.	Selected Financial Data

This table is a consolidated summary of selected financial data of Entrade for each of the last five fiscal years.

	(In thousands except for percentages)
	2002	2003		2004	2005	2006
	(unaudited)
Net revenues	$18,952	$17,535		$17,292	$18,430	$57,321

Net loss	$(10,989)	$(5,530	)(b)	$(12,755)	$(17,925)	$(27,549)

Net loss per common share data	$(0.59)	$(0.28)		$(0.59)	$(0.60)	$(0.82)

Total assets (a)	$3,413	$6,027		$6,524	$10,643	$13,543

Long-term obligations	$2,824	$2,810		$3,093	$3,022	$10,931

Cash flows provided by (used in) operating activities	$(2,296)	$9		$(4,400)	$(6,760)	$(10,741)

(a)	As a result of the Artra voluntary petition for relief under Chapter 11 of the U.S bankruptcy code on June 3, 2002 (see Item 1 Business) Artra’s cash balance of $0.1 million on that date was restricted to Entrade.

(b)	Included in loss from operations is $4.0 million of insurance policy recoveries used to pay bankruptcy claims for Artra.

(c)	The years 2006 and 2005 include the acquisition of the Retail Business which took place on November 1, 2005. See Note 4 “Acquisition of the Retail Business”, in the footnotes to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto.

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “forecasts,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 “Business,” Item 1A “Risk Factors,” and this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in any documents incorporated by reference herein or therein.

Overview

We were incorporated in the state of Pennsylvania in February 1999. Since our inception we have operated as a holding company with our wholly-owned and majority-owned subsidiaries conducting all business operations.

At the time of our incorporation we were pursuing a business strategy that was focused on the creation of, and investment in, business to business electronic commerce marketplaces in targeted industrial and commercial sectors. We believed that through the use of our intellectual property, business infrastructure and competency in asset management and fulfillment, we could increase the efficiencies of small to mid-size companies in fragmented industries and business sectors. Our initial commercial and marketing efforts focused on the heavy equipment industry and utility sectors. We conducted the majority of these operations through our then wholly-owned subsidiary entrade.com, Inc.

On September 23, 1999, our wholly-owned subsidiary merged with and into Artra. As a result of the merger, Artra became a wholly-owned subsidiary of ours, and our common stock became listed and commenced trading on The NYSE. Upon consummation of the merger, former Artra shareholders became the holders of approximately 83% of the outstanding shares of our common stock.

At the time of the acquisition, Artra had no active business operations and existed primarily for receiving, responding to, settling or otherwise handling asbestos related personal injury claims, stemming from its acquisition of Synkoloid, whose products are alleged to have caused asbestos related injuries. By December 31, 2000, Artra was a defendant in lawsuits involving over 46,000 plaintiffs asserting claims related to Synkoloid’s products.

As a result of Artra’s lack of active business operations, the growing number of asbestos related litigation claims, the lack of adequate insurance coverage to fund such claims, and our inability to obtain adequate capital to develop new e-commerce market places, there was a shift away from our initial core business strategy and an increased focus on asset disposition and management services.

In October 1999, we completed the acquisition of all of the outstanding capital stock of two companies, Public Liquidation Systems, Inc. and Asset Liquidation Group, Inc., collectively operating as Nationwide, in exchange for $14 million in long term promissory notes. Nationwide is a provider of auction services for governmental agencies and private industry, specializing in the disposition of vehicles, equipment, excess inventory, asset seizures and repossessed assets.

On July 23, 2001 we were notified by the NYSE that the trading price of our common stock had fallen below the continued listing criteria relating to market capitalization, book value and minimum trading price per share. We submitted a business plan to the NYSE that outlined changes in our core business strategy and our ability to meet the NYSE listing requirements on a going forward basis. The NYSE delisted our common stock on October 11, 2001. We were unsuccessful in appealing the delisting, and our common stock is currently traded on the “pink sheets” market under the symbol “ETAD.”

On June 3, 2002, Artra filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Artra Bankruptcy”). The petition was filed in response to the growing number asbestos related litigation claims and our lack of sufficient insurance coverage to satisfy future payments we may have been obligated to pay with respect to such claims.

As a result of the asbestos litigation, Artra Bankruptcy and our declining financial condition, we were unable to remain in compliance with the reporting requirements of the SEC. On January 20, 2006, the SEC issued a Formal Order of Investigation relating to our failure to file a Form 10-Q since November 20, 2000 and a Form 10-K since March 30, 2000. The investigation is ongoing and is focused on our failure to file other required filings, internal control and financial records issues, audit related issues and issues relating to trading in our securities. The Order is directed to us, our officers, directors and subsidiaries. We are cooperating fully with the SEC and the SEC has made no determination of any wrongdoing at this time. Based on instruction from the SEC, we are filing this Form 10-K for our year ended December 31, 2006. However, this Form 10-K will not result in us being in compliance with all of the filing requirements of a Public Registrant.

By December 31, 2006, we had completely shifted away from our initial corporate business strategy. Our business is now exclusively focused on the provision of asset disposition and management services through our wholly-owned subsidiary Nationwide. Nationwide accounted for all of our overall revenues for the fiscal year ended December 31, 2006. Unless otherwise indicated, management’s discussion and analysis of financial condition and results of operations relates principally to the operations of Nationwide.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to trade receivables, inventories, goodwill and intangible assets, revenue recognition, stock based compensation, income taxes, contingencies, litigation, and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions and factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we will make adjustments to our judgments and estimates when facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

We believe the following critical accounting policies are important to understanding our financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Inventory Valuation

Inventory, which consists of used cars, is valued at the lower of cost or market, with cost being acquisition cost, including any transportation charges, plus any reconditioning costs incurred to prepare each car for sale. A detailed analysis of inventory is performed on a quarterly basis to identify any slow-moving units or units that may sell for less than cost. We record a valuation reserve for those units that are estimated to ultimately sell below cost due to unfavorable market conditions. This allowance is established to reduce the carrying amount of cars to their net realizable value.

Trade Accounts Receivable

We record reserves for specific receivables deemed to be at risk for collection, as well as a reserve based on our historical collections experience. We estimate the collectability of customer receivables on an ongoing basis by reviewing past due invoices and assessing the current creditworthiness of each customer and current market conditions. A considerable amount of judgment is required in assessing the ultimate realization of these receivables.

Impairment of Long-lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in our strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances. We hold interests in companies having operations or technologies in areas which may no longer be within our strategic focus when acquired. We record an investment impairment charge if we believe an investment has experienced a decline in value that is other than temporary. Future changes in our strategic direction, adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Goodwill and Intangible Assets

We perform annual impairment tests of our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is not amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. SFAS No. 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. We perform the annual impairment review as of the beginning of the fourth quarter of each year. We determine our reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit. However, we aggregate components if they have similar economic characteristics. For any acquisition, we allocate goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification, and reallocate goodwill if the reporting units change. We test each of our reporting units to determine whether the goodwill and other intangible assets are impaired by comparing the respective fair values of goodwill and/or other intangible assets to their respective carrying values. Fair value is determined using both a comparative company analysis and a discounted cash flow analysis.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment”. Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. We estimate the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of an award, adjusted for estimated forfeitures and estimated achievement of performance goals, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

Determining the appropriate fair value of stock options at the grant date requires significant judgment, including estimating the volatility of our common stock and expected term of the awards. We compute expected volatility based on historical volatility, as we believe that this measure provides a more accurate estimate of future volatility. In making such computation, we have excluded historical periods prior to 2000 from our estimate of expected volatility as we believe such periods do not reflect the expected future volatility of our common stock. The expected term represents the period of time that stock options are expected to be outstanding and is determined based on our historical experience. Due to the inherent uncertainty in valuing stock options as of the grant date, given that such awards will be exercised at indeterminate future dates, the actual value realized by the recipients, if any, may vary significantly from the value of the awards estimated by us at the grant date.

We also make certain judgments regarding expected forfeitures of all stock-based awards, and actual forfeitures may vary significantly from such estimates.

Income Taxes

We provide for income taxes based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of our cumulative federal and state net operating losses, we have recorded a valuation allowance against our gross deferred tax assets. For the foreseeable future, the Federal tax provision related to future earnings, if any, will be offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, current and future tax expense will consist primarily of certain required state income taxes.

Revenue Recognition

We recognize revenue only after title to and risk of loss of products have passed to the customer or delivery of the service has been completed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. All of our revenue is generated by Nationwide, which operates both the auction and retail business. The auction division commenced operations through our acquisition of Nationwide in October 1999, and the Retail Business was acquired in November 2005.

Auction Division

The auction division’s primary revenue is comprised of consignor commissions and buyer’s premiums received upon the disposition of vehicles, equipment, excess inventory, seized or repossessed assets. Our consignors consist principally of governmental agencies and private industry companies. Consignor commissions are fees paid by the consignor to Nationwide for selling the consignor’s merchandise. Consignor fees are negotiated with each consignor and are deducted from the purchase price of the consigned item at auction. Buyer’s premiums are fees paid by a successful bidder to Nationwide, are based on the sales price of the merchandise and are added to the purchase price. Auction related fees are recognized on the date merchandise is sold. Revenue is recognized based on the net commission fee received from the consignor.

Retail Division

Revenue consists of the sales of used vehicles that are purchased by Nationwide on the open market and held in inventory, as well as commissions from related finance and insurance products and sales of parts and services. Revenue from the sale of vehicles is recognized upon delivery, when the sales contract is signed, down payment has been received and funding has been approved from the lending agent, if applicable. Revenue is recognized based on the gross sale of the vehicle as Nationwide has risk of inventory loss and is considered the primary obligor in the transaction.

Finance fees earned for notes placed with financial institutions in connection with customer vehicle financing are recognized, net of estimated charge-backs, as finance and insurance revenue upon acceptance of the credit by the financial institution.

Insurance income from third party insurance companies for commissions earned on credit, life, accident and disability insurance policies sold in connection with the sale of a vehicle are recognized, net of anticipated cancellations, as finance and insurance revenue upon execution of the insurance contract.

Commissions from third party service contracts are recognized, net of anticipated cancellations, as finance and insurance revenue upon sale of the contracts.

Results of Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

The following table presents Net Revenue, Cost of Revenue and Gross Profit for the year ended December 31, 2006 as compared to December 31, 2005.

	Year ended December 31, 2006		Year ended December 31, 2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/ (Decrease)	% Change
	(In thousands, except percentages)
Net Revenue	$57,321	100.0%	$18,430	100.0%	$38,891	211.0%
Cost of Revenue	47,321	82.6%	12,560	68.1	34,761	276.8
Gross Profit	$10,000	17.4%	$5,870	31.9%	$4,130	70.4%

Revenue

The following table presents net revenue from each of our divisions and its respective contribution to net revenue in the year ended December 31, 2006 as compared to the year ended December 31, 2005

	Year ended December 31, 2006		Year ended December 31, 2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/ (Decrease)	% Change
	(In thousands, except percentages)
Auction division	$9,928	17.3%	$13,972	75.8%	$(4,044)	(28.9)%
Retail division	47,393	82.7	4,458	24.2	42,935	963.1
Total Net Revenue	$57,321	100.0%	$18,430	100.0%	$38,891	211.0%

Auction Division. The decrease in auction revenue was primarily due to the closing of all non-California locations during 2006. In connection with our efforts to align our revenues commensurate with our operating expenses, we identified six auction sites that were generating net operating losses and decided to close these locations during the year. These auction sites were located in Chicago, IL, Atlanta, GA, Wilmington, DE, Kansas City, MO, St. Louis, MO and Blue Mound, TX. Currently, we have two auction sites located in California. During 2006, we experienced a decrease in the average number of units sold for these sites, which we attribute to fewer asset dispositions by consignors and our inability to pay consignors on a timely basis, and to a lesser extent to the increase in fuel costs, and the credit crisis that started in late 2006 that deterred consumer demand for vehicles and other equipment. The decrease in sales volume was partially offset by an increase in average fees per unit sold as the gross proceeds per unit increased approximately 12.8% from 2005 to 2006. Our 2007 revenues for this division have decreased as compared with the 2006 revenue levels as a result of the elimination of unprofitable consignor contracts, fewer asset dispositions by existing consignors, decreased auction sites, high fuel costs and the continuation of the current credit crisis affecting the economy.

Retail Division. The increased sales were partially due to the acquisition of the Retail Business in November 2005, resulting in only 2 months of revenue in fiscal 2005 compared to 12 months in fiscal 2006. Since 2006 was the first full year of operations for the retail division, we experienced an increase in the number of vehicles sold for various sites including two auction sites and three used car retail sites. The additional 10 months attributed $22.9 million or 53.9% of the increase in revenues. The remaining increase was due to focused efforts in 2006 on our retail division in order to increase our revenue levels and improve operating margins. We were able to leverage our existing distribution channels from the auction division to increase revenues for the retail division. In July 2006, we acquired inventory of $1.7 million and three used car retail sites in connection with the acquisition of the membership interest of Automax Pacific, LLC. The new distribution channel obtained through this business helped increase revenues in the later part of 2006, but the dealer sites were closed in 2007 due to lack of profitability. As a result, 2007 retail revenues have decreased as compared to 2006 due the closure of the three acquired used car locations, lower customer demand, the increased cost of fuels and the current credit crisis affecting the economy, which began in 2006 and continues through today.

Cost of Revenue and Gross Margin

The following table presents costs of revenue and gross margin from each of our divisions for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

	Year ended December 31, 2006		Year ended December 31, 2005
	Amount	Gross Margin (A)	Amount	Gross Margin (A)	Increase/ (Decrease)	% Change (B)
	(In thousands, except percentages)
Auction division	$7,045	29.0%	$8,764	37.3%	$(1,719)	(8.2)%
Retail division	40,276	15.0	3,796	14.8	36,480	(0.2)
Total Cost of Revenue	$47,321	17.4%	$12,560	31.9%	$34,761	(14.4)%

(A)	Gross margin for each division is based on the related divisional net revenues.

(B)	Represents net change in gross margin percentage.

The overall decrease in gross margin percentage was due to the sales mix impact of a full year of activity of the retail division, which traditionally operates at a lower gross margin than the auction division. Prior to 2006, substantially all of our revenue was commission-based fees from auction sales, which are based on the net commission fee received from the consignor, as we are not the primary obligor in the transaction.

Auction Division. Cost of revenues for the auction division consists principally of the direct operating costs for each auction site including employee compensation, transportation and vehicle preparation costs as well as facilities costs. The decrease in absolute gross margin dollars and the gross margin percentage in 2006 is consistent with the lower sales volume as described under revenues. Our 2007 gross margin percentage for the auction division has remained consistent with the 2006 gross margin percentage.

Retail Division. Cost of revenues for the retail division consists principally of the cost of the used vehicle as well as facilities and maintenances costs. The increase in cost of sales for the retail division is primarily due to the acquisition of the Retail Business in November 2005 resulting in only 2 months of operations in 2005 compared to 12 months of operations for 2006. Additionally, in July 2006, we acquired inventory of $1.7 million and three retail sites in connection with the acquisition of the membership interests of Automax Pacific, LLC. The increase in absolute gross margin dollars in 2006 is consistent with the increased sales volume as described under revenues; however, the gross margin percentage remained consistent in 2006 as compared to 2005. Our 2007 gross margin percentage for the retail division has decreased as compared to the 2006 gross margin percentage due to increased acquisition costs for vehicles.

Operating and Other Expenses

The following table presents operating and other expenses for the year ended December 31, 2006 as compared to December 31, 2005.

	Year ended December 31, 2006		Year ended December 31, 2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/ (Decrease)	% Change
	(In thousands, except percentages)
Selling, general and administrative expenses	$28,622	49.9%	$14,539	78.9%	$14,083	96.9%
Interest and other expenses	8,925	15.6	9,254	50.2	(329)	(3.6)
Total operating expenses	37,547	65.5%	$23,793	129.1%	$13,754	57.8%

Selling, general and administrative expenses. Selling, general, and administrative expenses consists principally of employee compensation and related benefits, facilities costs, advertising and professional service fees. The increase in these expenses is attributable to an increase in employee headcount as we maintained approximately 100 full and part-time employees in 2006 in connection with the acquisition of the Retail Business during 2005 and the membership interests of Automax Pacific, LLC in 2006. As we integrated these operations, we incurred various administrative expenses and professional service fees. Furthermore, in connection with the expansion in the Retail Division, our fixed cost structure has increased in order to support a new sales team and provide the necessary customer and administrative support. We also continue to incur substantial increased professional services fees related to the settlement of the Artra settlement, other settlements and our efforts to become compliant with the rules and regulations of the SEC. As a percentage of revenues, the decrease is attributable to the sales mix impact of a full year of activity of the retail division as the sale of used vehicles in the Retail Division is recorded on a gross basis.

Interest expense and other expenses. The decrease in interest expense was due to the accrual of penalty shares in 2005 of $1.3 million, and a decrease of $0.4 million in warrant accretion charged in 2006 as compared to 2005. These decreases were partially offset by an increase of approximately $1.1 million in interest expense related to new borrowings in 2006. Additionally, prior to 2005, we had issued bonus notes to certain note holders as consideration for extending the payments on existing notes payable. These bonus notes were accounted for as deferred financing fee, which are amortized as interest expense over the two-year life of the bonus notes. As a result over time the interest expense will be reduced when the deferred financing costs related to the bonus notes are fully amortized. However, we expect interest expense to continue to increase as our borrowings under our financing facilities increase. Other expenses for the year ended December 31, 2006 totaled $1.5 million, compared to $1.7 million for 2005. The decrease in 2006 is primarily due to a lower loss on extinguishment of debt.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

The following table presents Net Revenue, Cost of Revenue and Gross Profit for the year ended December 31, 2005 as compared to December 31, 2004.

	Year ended December 31, 2005		Year ended December 31, 2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/ (Decrease)	% Change
	(In thousands, except percentages)
Net Revenue	$18,430	100.0%	$17,292	100.0%	$1,138	6.6%
Cost of Revenue	12,560	68.1	9,758	56.4	2,802	28.7
Gross Profit	$5,870	31.9%	$7,534	43.6%	$(1,664)	(22.1)%

Revenue

The following table presents net revenue from each of our divisions and its respective contribution to net revenue in the year ended December 31, 2005 as compared to the year ended December 31, 2004.

	Year ended December 31, 2005		Year ended December 31, 2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/ (Decrease)	% Change
	(In thousands, except percentages)
Auction division	$13,972	75.8%	$17,292	100.0%	$(3,320)	(19.2)%
Retail division	4,458	24.2	—	—	4,458	100.0
Total Net Revenue	$18,430	100.0%	$17,292	100.0%	$1,138	6.6%

Auction Division. The decrease in auction revenue resulted from the suspension of a large government contract in 2005 and lower dealer consignor sales. During 2005, we had nine auction sites located throughout the United States and, we experienced a decrease in the average number of units sold for these sites, which we attribute to our inability to pay consignors on a timely basis, as well as the suspension of a large government contract during the year.

Retail Division. Revenue from our Retail Division for the year ended December 31, 2005, was $4.5 million. We acquired our Retail Business in November 2005 and, therefore, had no revenues in fiscal 2004. We were able to leverage our existing distribution channels from the Auction Division to increase revenues for the Retail Division in our City of Industry location which served as the only Retail Division site in 2005.

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin by division and total company for the year ended December 31, 2005 as compared to December 31, 2004.

	Year ended December 31, 2005		Year ended December 31, 2004
	Amount	Gross Margin (A)	Amount	Gross Margin (A)	Increase/ (Decrease)	% Change (B)
	(In thousands, except percentages)
Auction division	$8,764	37.3%	$9,758	43.6%	$(994)	(6.3)%
Retail division	3,796	14.8	—	—	3,796	14.8
Total Cost of Revenue	$12,560	31.9%	$9,758	43.6%	$2,802	(11.7)%

(A)	Gross margin for each division is based on the related divisional net revenues.

(B)	Represents net change in gross margin percentage.

The overall decrease in gross margin was due to the sales mix impact of the opening of the retail division, which traditionally operates at a lower gross margin than the auction division. Prior to 2005, all of our revenue was commission-based fees from auctions sales, which are based on the net commission fee received from the consignor, and not on the gross purchase price of the consigned item, as we are not the primary obligor in the transaction.

Auction Division. The decrease in gross margin in 2005 was due to lower sales volume as described under revenues. The decrease in gross margin dollars in 2005 is consistent with the lower sales volume versus in 2004; and the sale of lower profit items at auction. The decrease in gross margin percentage is attributable to lower sales volume.

Retail Division. Cost of revenue for the year ended December 31, 2005 was due to the acquisition of the Retail Business in November 2005.

Operating and Other Expenses

The following table presents operating and other expenses for the years ended December 31, 2005 as compared to December 31, 2004.

	Year ended December 31, 2005		Year ended December 31, 2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/ (Decrease)	% Change
	(In thousands, except percentages)
Selling, General and Administrative expenses	$14,539	78.9%	$12,803	74.0%	$1,736	13.6%
Interest and other expenses	9,254	50.2	7,484	43.3	1,770	23.7
Total Operating expenses	$23,793	129.1	$20,287	117.3%	$3,506	17.3%

Selling, general and administrative expenses. The increase in expenses in 2005 was primarily an increase in stock compensation expense and other increases in corporate overhead costs. Specifically, we experienced an increase in employee headcount as we maintained approximately 50 employees in connection with the acquisition of the Retail Business during 2005. As we integrated these operations, we incurred various administrative expenses and professional service fees and our fixed cost structure increased in order to support a new sales team and provide the necessary customer and administrative support.

Interest expense and other income. We had an increase of approximately $1.3 million of interest expense due to increased borrowings under our financing facilities and other short-term borrowings. Other income for the year ended December 31, 2005 totaled $1.1 million, compared to $0.6 million for 2004. The increase in 2005 was primarily due to an increase in loss on extinguishment of debt of $0.7 million.

Selected Quarterly Operating Results

The following table presents our unaudited financial information for the eight quarters ended December 31, 2006. This unaudited financial information has been prepared in accordance with generally accepted accounting principles applied on a basis consistent with the annual audited financial statements and in the opinion of management, they include all necessary adjustments, which consist principally of normal recurring adjustments necessary to present fairly the financial results for the periods. The results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Total Year
2006
Net revenues	$14,330	$14,999	$12,937		$15,055	$57,321
Gross profit	3,420	2,631	1,511		2,438	10,000
Net (loss)	(5,101)	(5,407)	(10,208	)(a)	(6,833)	(27,549)
Net (loss): per common share (d)	$(0.16)	$(0.16)	$(0.29)		$(0.21)	$(0.82)

2005
Net revenues	$3,706	$3,970	$3,342		$7,412 (c)	$18,430
Gross profit	1,456	1,879	994		1,541	5,870
Net (loss)	(3,951)	(3,479)	(5,034	)(b)	(5,461)	(17,925)
Net (loss): per common share (d)	$(0.16)	$(0.11)	$(0.16)		$(0.17)	$(0.60)

(a)	During the third quarter of 2006, we closed several of our unprofitable auction locations. The costs to close these locations is fully accrued for and reflected in the third quarter results. These increased expenses were partially offset by increased retail sales.

(b)	The third quarter of 2005 results include decreased auction revenues as compared to the previous quarter.

(c)	Effective November 1, 2005 we acquired the Retail Business, see Note 4, “Acquisition of the Retail Business”, in the footnotes to the consolidated financial statements.

(d)	Basic loss per share is computed by dividing the loss available to common shareholders, net (loss), by the weighted average number of shares of common stock outstanding during each period.

Liquidity and Capital Resources

Cash and Cash Equivalents and Working Capital

We have sustained recurring losses and negative cash flows from operations for the past several years. As of December 31, 2006, we had approximately $45,000 of unrestricted cash and cash equivalents, a working capital deficit of $65.0 million and an accumulated deficit of $271.7 million.

During 2006, we utilized approximately $10.7 million of cash in operations and raised approximately $8.6 million in net proceeds from debt agreements. The continuation of our business has been funded through a combination of private placement notes payable and other secured and unsecured debt, lines of credit and debt lease financing. Currently, we have approximately $46.1 million of outstanding notes payable and debt obligations, including accrued interest, that are due within the next twelve months as these obligations are in default. Included among these obligations are a series of twelve month promissory notes issued by us in connection with a private placement of our securities. Each of these notes was accompanied by a second note or bonus note equal to ten percent of the face amount of the corresponding private placement note payable, and which carried a zero coupon rate, and matures two years from issuance. Upon maturity of each private placement note payable, and for each twelve month period thereafter in which the note payable remains unpaid, the note holder is entitled to receive an additional bonus note. We are in the process of renegotiating the maturity dates on these financial obligations. Although we have been successful at renegotiating the terms of these obligations in the past, we can provide no assurances that we will be successful this time.

We continue to look for opportunities to improve our financial condition and reduce our debt obligations such as reducing our workforce levels, closing unprofitable locations and implementing certain other cost saving initiatives to improve cash flows. Our current operating plan anticipate increased revenues and improved profit margins through increased sales volume at existing auction and retail sites. Should these increased revenues and profit margins not be achieved, we will continue our efforts to implement a cost reduction program based on various triggering events and timeline that includes consolidation of facilities, streamlining of functions, monitoring of workforce levels and various other cost saving measures. These cost cutting measures may include significant reductions in sales and marketing and other areas that could potentially limit our ability to pursue new initiatives such as opening new retail or auction sites. We believe that our available funding sources, including commitments received from Axle Capital as well as the cash flows generated by the business, will be sufficient to fund our operating activities for at least the next twelve months

Subsequent Events

For a discussion of the Artra Bankruptcy, the Plan confirmed by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, and the Amended and Restated Settlement Agreement entered into by us, Artra, the Creditors Committee and the Futures Representative please see Item 3 “Legal Proceedings- Artra”.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements, lease agreements and independent contractor agreements.

The following table represents our contractual obligations as of December 31, 2006 (in thousands).

	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years	Total
Long-term debt	$41,432	$3,500	$5,642	$1,694	$52,268
Capital lease obligations	80	131	—	—	211
Operating leases	2,530	3,262	690	—	6,482
Independent contractor agreements	1,710	—	—	—	1,710

Total	$45,752	$6,893	$6,332	$1,694	$60,671

Status of Financing Agreements

Entrade Corporate

2006

During 2006 we extended for one year the 10% private placement notes issued in 2005 in the amount of $7.7 million and in connection therewith issued $0.8 million of two year non-interest bearing private placement notes due two years from the date of issuance, and issued $0.8 million five year restricted warrants at an exercise price of $0.10 per share.

During 2006 we extended for one year the 10% private placement notes issued in 2004 in the amount of $0.3 million and in connection therewith issued $31,164 of two year non-interest bearing private placement notes due two years from the date of issuance, and issued 31,164 five year restricted warrants at an exercise price of $0.10 per share.

During 2006, we issued $1.3 million of promissory notes with interest rates ranging from 0% to 15%, with due dates ranging from payment on demand to nine months, and in connection therewith issued 221,000 restricted warrants at exercise prices ranging from $0.10 to $1.50 per share.

2005

Private Placement Notes

During 2005, we issued $7.7 million of 10% private placement notes due within one year of issuance with a one year extension of which included $3.5 million of new funds, $0.5 million of other notes payable exchanged for private placement notes and $3.8 million exchanged for Nationwide Sellers Notes (See Note 18 to the consolidated financial statements “Subsequent Events”). In addition to the private placement notes, we also issued $0.8 million two-year non-interest bearing private placement bonus notes and five year warrants to purchase 397,500 shares of our restricted common stock at $0.10 per share pertaining to the issuance of new private placement notes in 2005. We also issued $0.1 million and accrued but not issued $0.8 million (issued in 2006) of two-year non-interest bearing private placement bonus notes and warrants to purchase 885,005 (785,005 issued in 2006) shares of our restricted common stock at $0.10 per share pertaining to the extension of the Private Placement Notes issued in 2004.

Nationwide Sellers Notes

On February 22, 2005, we entered into the Settlement Agreement with the Nationwide Sellers. Prior to consummating the Settlement Agreement, we were in default under certain promissory notes (the “Seller Notes”) issued to the Nationwide Sellers in connection with our purchase of Nationwide. The Seller Notes were secured by a pledge of 100% of the capital stock of Nationwide.

Immediately prior to the consummation of the Settlement Agreement, our obligation under the Sellers Notes, including principal and interest, was approximately $10.1 million. Pursuant to the Settlement Agreement, a third party (the “Buyer”) purchased a portion of the Seller Notes (the “Purchased Seller Notes”), together with an assignment of the Nationwide Sellers’ rights under the various security and related agreements associated with the Seller Notes (the “Security Documents”) for $2.5 million. Immediately thereafter we entered into a note restructuring agreement with the Buyer. Pursuant to the note restructuring agreement, the Buyer agreed to reduce the face value of the Purchased Notes to $2.5 million, in exchange for which we agreed to amend the Security Documents to include an additional $3.1 million owed to the Buyer by us within the protection of the Security Documents. The Buyer further agreed to extend the maturity date of all indebtedness owed the Buyer by us until February 15, 2006. Additionally, we issued to the Buyer 500,000 warrants to purchase our common stock at an exercise price of $0.10 per share. The Buyer is the son-in-law of John J. Harvey, a member of our board of directors.

Concurrently with the note restructuring agreement, we and the Nationwide Sellers, entered into an agreement (the “Retained Note Agreement”) with respect to the treatment of the portion of the Seller Notes not purchased by Buyer (the “Retained Notes”). Pursuant to the Retained Note Agreement, the Nationwide Sellers agreed to convert a portion of the Retained Notes into approximately 3,772,000 shares of our common stock. The Nationwide Sellers further agreed to subscribe for $3.7 million in a private securities offering in which we were engaged. The balances of the Retained Notes were delivered to us in payment by the Nationwide Sellers of the subscription price.

During 2005, we issued $6.7 million of Other Notes Payable at 5% to 10% due on demand to one year, $0.5 million was transferred to Private Placement Notes and $3.0 million was transferred from Private Placement Notes to Other Notes Payable.

On February 17, 2005, Mr. Schlossmann and Public Auction Systems (Owned by Don Haidl) loaned us $1.1 million and $0.1 million, respectively, at 10% due on March 21, 2005. The funds were invested directly into Nationwide for use in the operations. The loan is collateralized by a first priority security interest on Public Liquidation Systems, Inc. If the loan was not paid by March 28, 2005 there was a penalty of 45,000 and 5,000 restricted shares of our common stock to be issued to Public Auction Systems, Inc. and Mr. Schlossmann, respectively, and to be issued every week thereafter if the loan is in default.

As a result of the notes being in default we issued 3,000,000 restricted shares of our common stock. In 2005 we issued 1,150,000 shares, (1,035,000 to Public Auction Systems, Inc and 115,000 to Mr. Schlossmann) and in 2006 we issued 1,850,000 shares (1,665,000 to Public Auctions Systems, Inc. and 185,000 to Mr. Schlossmann). The loan was paid in full in 2006.

In addition to the $1.3 million invested in Nationwide, $2.0 million was invested in Nationwide in 2005 for use in its operations and $0.4 was used to purchase from Schlossmann, 100% ownership of the retail car auction business.

2004

During 2004, we issued $11.9 million of New Private Placement Notes due in two years of which $7.4 million was new funds and $3.8 million of other notes payable and accrued interest of $0.7 million was exchanged for Private Placement Notes. We also issued warrants to purchase 1,185,000 shares of our common stock at a price of $0.10 per share with five year maturity and $1.2 million of two year non-interest bearing bonus notes as part of the Private Placement Notes.

During 2004, we received $1.8 million of net proceeds from the issuance of other notes payable due on demand to one year from date of issuance, at an interest rate of 6% to 10%. In addition, we issued warrants to purchase 302,500 shares of our common stock at $0.10 to $1.91 per share as part of the notes payable issued. We paid $0.8 million of the outstanding other notes payable in 2004.

During 2004, we increased our investment in Nationwide by contributing $2.1 million to Nationwide. The funds were used by Nationwide to fund operating losses.

Nationwide Acquisition

On October 19, 1999, we completed the acquisition of all of the outstanding capital stock of Nationwide. The consideration paid for Nationwide to its selling shareholders (“Nationwide Sellers”) consisted of: (a) $6.0 million of cash; (b) 1,570,000 shares of our common stock; (c) promissory notes (the “Notes”) with a total principal amount of $4.8 million, maturing on November 29, 1999; and (d) promissory notes (the “Term Notes”) with a total principal amount of $14.0 million, with a final maturity of October 1, 2001. The Notes and the Term Notes provided for interest at an annual rate of 8%. We also issued 80,000 shares of our common stock in payment of fees to our agent in connection with the closing of the transaction.

The Nationwide acquisition was accounted for as a purchase. The operating results of Nationwide were included in our consolidated financial statements since the effective date of acquisition. The amount of the purchase price in excess of the net assets acquired was approximately $45.0 million. In fiscal year 2000, we performed our annual assessment of goodwill impairment utilizing a third-party valuation expert. As a result of this impairment analysis, we determined we could not attribute any of the value from the Nationwide acquisition to any intangible assets. Accordingly, we recorded a goodwill impairment charge of approximately $45.0 million representing the entire amount of goodwill recorded as a result of the acquisition in 1999.

At the time of the acquisition of Nationwide, we also authorized Nationwide to enter into an employment agreement with Schlossmann to serve as chief executive officer of Nationwide. The initial term of the employment agreement was three years. The term was to be automatically extended, on each anniversary of the agreement commencing with the third anniversary, for one year unless either party gave notice that it did not wish to extend the employment term, not later than 90 days preceding such anniversary date. In connection with such employment, Schlossmann was issued a nonqualified stock option for the purchase of 200,000 shares of our common stock at an exercise price of $9.00 per share. The option became exercisable in full on the date of the closing of the Nationwide acquisition. As of the closing date of the Nationwide acquisition, Schlossmann was also appointed as a director to our board.

In January, 2000, the Notes, net of amounts due from a selling shareholder of $0.1 million, plus accrued interest, were converted into 278,985 shares of our common stock. Accordingly, at December 31, 1999, net amounts due on the Notes plus accrued interest were reclassified in the our consolidated balance sheet as obligations expected to be settled by the issuance of common stock. The total amount reclassified, including accrued interest, was approximately $4.7 million.

In March, 2000, we made a payment of $3.5 million on the Term Notes. The Term Notes originally provided for additional principal payments of $3.5 million in October, 2000, and $7.0 million in October, 2001. In March, 2000, we also entered into promissory note satisfaction agreements with the Nationwide Sellers, pursuant to which the remaining Term Notes would have been satisfied through the acceleration of certain payments due under the Term Notes and the conversion of the Term Notes into shares of our common stock, which were to have been registered with the SEC.

In May, 2000, the Nationwide Sellers participated in the private sale of collateralized promissory notes (the “Secured Notes”) in the aggregate amount of $2.0 million. The Nationwide Sellers agreed to purchase $1.0 million of the Secured Notes and to reduce by $1.0 million the amount of Term Notes to be converted into our common stock and to exchange such amount for $1.0 million of the newly issued Secured Notes.

We failed to file the appropriate registration statement with the SEC. Because of such failure, on January 23, 2001, we agreed with the Nationwide Sellers to reinstate and restructure the Term Notes (the “Note Restructuring Agreement”). In August, 2001, our board of directors approved the transaction effective as of October 1, 2000. To the extent that the restructuring relates to one Nationwide Seller who was also a director of Entrade and the CEO of Nationwide, the restructuring is subject to shareholder ratification. The restructuring was necessary to remedy the default under the Term Notes that resulted from us not making the principal payment that was originally due to the Nationwide Sellers on October 1, 2000.

The Note Restructuring Agreement (“Note Restructuring”) waived then current defaults under the Term Notes and other agreements relating to the Nationwide acquisition. The restructuring provides that the $9.5 million originally owed to Nationwide Sellers on an unsecured basis shall be evidenced by new promissory notes (“New Term Notes”) to be collateralized by a second position in our ownership in Nationwide, AssetTRADE and AssetControl.

The New Term Notes due to the Nationwide Sellers provided for an interest rate of 10% per annum and contained a right to convert up to $3.0 million of the collective principal outstanding under the New Term Notes into shares of our common stock at $2.875 per share. A principal payment of $0.5 million was due upon signing with the balance due October 1, 2001. The Note Restructuring further provided:

1.	A three year employment agreement between us and Schlossmann, one of the Nationwide Sellers who was also our director and the chief executive officer of Nationwide, increasing his salary to $0.3 million per year and reaffirming his position as CEO of Nationwide. The agreement called for paying Schlossmann two times his base salary in the event of a 35% change of control of Entrade ownership. No such change of ownership took place. Schlossmann was entitled to severance equal to six months of his then annual base salary and continuation of certain benefits for six months if he is terminated without cause.

2.	A two year consulting agreement, beginning July 1, 2000, with Haidl, one of the Nationwide Sellers, at the rate of $0.2 million per year. Termination and change of control provisions were the same as those in Schlossmann’s Agreement. Haidl has no indemnity liability to us with respect to consultation services rendered by him under the consulting agreement. If we default on any provisions of the restructuring, Haidl’s obligations under any non-compete, non-solicitation or similar agreement with us shall expire immediately.

3.	Ten year options to each of Haidl and Schlossmann to purchase 500,000 of our common shares of at $1.063, which immediately vest in full and are non-forfeitable. If we did not obtain shareholder approval for the granting of such options to Schlossmann on or prior to February 28, 2001, we were obligated, by a NYSE regulation in lieu of delivering such options, to deliver to Schlossmann a promissory note on the same terms as the New Term Notes referenced herein in a principal amount equal to the value of such options on January 3, 2001, determined in accordance with the Black-Scholes options pricing model. Because of our delisting, the requirement for the options to be approved lapsed and the options were fully vested to Schlossmann.

4.	On the day following the date on which the exercise price of certain warrants issued by us to purchase shares of our common stock (pursuant to the Exchange Agreement dated as of October 24, 2000, by and among Entrade, Fisher Capital, Ltd., Wingate Capital, Ltd., HFTP Investment L.L.C. and Leonardo L.P), is no longer subject to adjustment pursuant to such agreement, we were obligated to issue to Haidl & Schlossmann 420,000 shares of our common stock with additional penalties of 70,000 shares per month from January 1, 2001, until such shares were registered with the SEC. The initial 420,000 shares were issued, as were the 70,000 per month until July, 2001, at which point we entered into a settlement agreement with Haidl and Schlossmann which terminated the obligation to issue any additional monthly shares at that time. In the event of a default under the New Term Notes, or if the issuance of such shares to Mr. Schlossmann requires shareholder approval and such approval was not obtained prior to March 31, 2001, Haidl & Schlossmann had a right to put the shares back to us at a pre-determined average market price per share.

5.	An option for the Nationwide Sellers to purchase certain real estate in Benicia, California currently owned by Nationwide which has an appraised value of $4.2 million, less a loan due to a Banking Institution of approximately $2.7 million. Upon exercise, the excess purchase price over the Bank loan will be applied to reduce the balance due on the $9.5 million notes. The option also provides that upon the exercise and closing of the option, the Nationwide Sellers and Nationwide shall enter into a triple net lease to permit Nationwide to continue to operate at that location. The new lease provides for a term of up to ten years, with annual lease payments in an amount equal to ten percent of the purchase price under the option. The lease payments are subject to a cost of living adjustment not to exceed six percent annually. The lease is guaranteed by Asset Liquidation Group, Inc. The option was exercised by the Nationwide Sellers in 2001.

6.	The issuance to Haidl (180,000) and Schlossmann (20,000) of five year warrants to purchase a total of 200,000 shares of our common stock at $2.875 per share.

7.	The Entrade 2001 Nationwide Employees’ Qualified Incentive Stock Option Plan provides for the grant of options to purchase our common stock that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code to employees of Nationwide. The plan is for a term of ten years and reserves 750,000 shares of our common stock for purchase at $1.063 per share which vest one-third upon the plan’s execution, one-half monthly over the then following 12 months and the remainder over the second 12 months. We anticipate approval of the plan by both the shareholders and the NYSE.

In July, 2001, we entered into a Collateral and Subordination Agreement with Haidl and Schlossmann in which Nationwide agreed to pay them the amount of any cash collateral or personal guaranties, up to $2.3 million, to be evidenced by a promissory note of Nationwide, they provide for Nationwide. In addition, the Nationwide Sellers agreed to forego their right to receive 420,000 shares of our common stock as provided for in the Note Restructuring Agreement and we agreed to pay the Nationwide Sellers $1.5 million, evidenced by our promissory notes. Artra subordinated its rights to receive payment of the Secured Debt and its rights in the Pledged Collateral to the Nationwide Sellers. We executed a Guaranty guaranteeing the obligations of Nationwide under the Collateral and Subordination Agreement and executed a Subordination Agreement whereby all of Artra’s Secured Debt with us and any future liabilities of ours to Artra is subordinated to the payment of our obligations to Haidl and Schlossmann under the collateral and Subordination Agreement. We also executed an Amendment to the Pledge Agreement whereby the notes and the Guaranty are included in the Pledge Agreement.

Artra

Artra expects to enter into one or more additional settlement agreements with other insurance companies and would expect to invest a portion of any proceeds that it may receive from future insurance company settlements in new notes from us.

On June 3, 2002, Artra filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division and is known by Case Number 02 B 21522. The petition was filed in response to the growing number of asbestos and asbestos related litigation claims directed toward Artra.

Nationwide

Nationwide has an inventory flooring line of credit with Rosedale Leasing with borrowings of $2.9 million outstanding as of December 31, 2006. The line has a variable interest rate of prime plus 3.5% to prime plus 5.0% and a monthly maximum curtailment fee of $7,000. In 2006, Rosedale Leasing allowed over advances to the working capital line to provide for up to $3.0 million in funding with a variable interest rate of prime plus 3.5% to prime plus 5.0% and a monthly maximum curtailment fee of $16,000. In connection with the loans we issued 150,000 and 25,000, respectively of five-year restricted warrants to purchase our common shares at $1.00 and $.10 per share

Net Operating Loss Carryforwards

At December 31, 2006, we had Federal income tax loss carry forwards of approximately $134.3 million expiring principally between the years 2008 through 2026, and available to be applied against future taxable income, if any. Section 382 of the Internal Revenue Code of 1986 limits a corporation’s utilization of its Federal income tax loss carry forwards when certain changes in the ownership of a corporation’s common stock occurs. We have not completed the analysis of potential limitations on the future use of our tax loss carry forwards and therefore, the availability of these loss carry forwards to offset future taxable income (if any) is uncertain.

Impact of Inflation and Changing Prices

We believe that inflation, economic concerns regarding recession and rising fuel prices may adversely impact our results of operations.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in the first quarter of fiscal year 2007. The adoption of FIN 48 is not expected to have a material impact on our Consolidated Financial Statements.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method we currently use, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, “Materiality”. The adoption of SAB 108 during 2006 did not have any material impact on the Consolidated Financial Statements as no financial statements have been filed since 2000.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. Management is currently evaluating the impact of the provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115” (“SFAS 159”). This new statement allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for the fiscal year beginning January 1, 2008. Management is currently evaluating the impact of the provisions of SFAS 159.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

A decrease in market rates of interest would have no material effect on the value of cash and cash equivalents, as they are short-term financial instruments with a fair value approximating our cost basis. The carrying values of other financial instruments, such as accounts receivable, notes receivable, accounts payable and notes payable approximate fair value as well because of their short-term nature.

Foreign Currency Exchange Risk

Our financial market risk includes risks associated with ownership interests in one associated company that transacts business in foreign currencies. Through December 31, 2006, we have not experienced any significant impact on operations as a result of fluctuations in foreign currency exchange rates. Currently, we do not engage in any activities for the purpose of hedging foreign currency.

Item 8.	Financial Statements and Supplementary Data.

See Index to Consolidated Financial Statements and Schedule on page F-I of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 3, 2006, we terminated the engagement of Blackman Kallick Bartelstein LLP (“BKB”) as Entrade’s independent registered public accounting firm. BKB has not issued a report on the financial statements of Entrade for either of the past two years. The Audit Committee of the Board of Directors of Entrade (the “Audit Committee”) recommended and approved the decision to terminate the engagement of BKB.

On August 3, 2006, we engaged Ernst & Young LLP (“E&Y”) as our new independent registered public accounting firm to audit our financial statements for the fiscal years ended 2000 through 2006. The Audit Committee recommended and approved the engagement of E&Y. Prior to engaging E&Y as our independent registered public accounting firm, we did not consult with or obtain oral approval or written advice from E&Y regarding any of the matters described in Item 304(a)(2)(i) of Regulation S-K or Item 304(a)(2)(ii) of Regulation S-K. During the years ended December 31, 2005 and December 31, 2004 and through August 3, 2006, there were no disagreements with BKB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BKB would have caused it to make reference thereto in connection with its reports on the financial statements for such years, to the extent that it would have issued such reports. On March 16, 2006, BKB informed the Audit Committee that it did not believe it could rely on our internal controls and that it would need to expand the scope of the audit for that reason and because (1) BKB had become aware of factors that would result in a lowered materiality threshold and (2) as a result of BKB’s review of the transcripts of the depositions of Company’s management and certain other witnesses and related documentation. These matters were discussed by BKB and the Audit Committee. In addition, we authorized BKB to respond fully to the inquiries of E&Y.

Item 9A.	Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006 and through the date of our filing of this Form 10-K. We have concluded that material weaknesses in internal control over financial reporting exist as discussed below. Our conclusion is based on the various adjustments identified during the audit process which impacted the year end and interim consolidated financial statements for all periods presented and we have failed to file our periodic reports under Regulation S-X of the Securities and Exchange Commission on a timely basis. Accordingly, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2006 and continue to be ineffective through the date of our filing of this Form 10-K.

To address the material weaknesses described below, we have added additional resources in the accounting and finance areas with relevant accounting experience, implemented various process improvements around the financial statement close and account reconciliation processes, and enhanced our information technology infrastructure to provide for more accurate and timely financial reporting.

Changes in internal control over financial reporting

As described above, there have been significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting as of December 31, 2006 and beyond.

Managements report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and participation of our management, including the principal executive and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and through the date of our filing of this Form 10-K. In making this assessment, we have used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, we have identified material weaknesses in internal control. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses pertains to insufficient staffing and technical expertise in the Company’s accounting and financial reporting functions as well as inadequate information technology infrastructure to provide for accurate and timely financial reporting. The staffing and technical expertise as well as infrastructure constraints results in certain accounting processes and controls around the financial statement close and financial reporting processes, the processes for accounting for non-routine transactions and judgmental reserves, as well as certain controls over transaction processing, not being performed correctly, or on a timely basis. As a result of the weaknesses, material adjustments were identified which impacted the year end and interim consolidated financial statements for all periods presented. Until the material weaknesses are remediated, there is more than a remote likelihood that misstatements to our interim and annual financial statements could occur and not be prevented or detected by our internal control over financial reporting. Because of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006 and through the date of our filing of this Form 10-K based on the criteria in COSO Internal Control — Integrated Framework.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages as of December 31, 2006, principal occupations and year of appointment of our directors:

Name	Age	Position and Experience
John J. Harvey	76	Director since September 1999 (resigned as Chairman of the Board in 2001 but remains a director); served as Chairman of the Board of Directors and Director of Artra from 1968 to September 1999; Chief Executive Officer of Artra from 1968 until June 30, 1999; Chairman of the Board of Directors, since 1985, a Director from 1982 to December 1995 and the Chief Executive Officers from 1990 to November 1995 of Comforce Corporation (temporary professional employment, formerly The Lori Corporation).

Peter R. Harvey	71	Vice Chairman, Chairman of the Executive Committee and Director since September 1999; served as Vice Chairman, Chairman of the Executive Committee of Artra from June 1999 to September 1999; Chairman of the Board of Directors since January 2001; Director of Artra since 1968 to September 1999; President and Chief Operating Officer of Artra from 1968 to June 1999; acting Chief Executive Officer of Entrade since October, 2000; Director of Comforce (temporary professional employment, formerly The Lori Corporation) from 1985 to December 1995 and a vice president through January 1996.

Gerard M. Kenny	56	Director since September 1999; served as Director of Artra from 1988 to September 1999; Executive Vice President and Director since 1982 of Kenny Contraction Company (diversified heavy construction); General Partner of Clinton Industries (investments), a limited partnership, since 1972.

Edward A. Celano	68	Director since September 1999; served as Director of Artra from 1996 to September 1999; Managing Director of Walter-Samuels, Inc. from December 2003 to the present, Managing Director of MR Weiser & Co.- Corporate Finance Group from February 2001 through December 2003, Executive Vice President of the Atlantic Bank of New York since May 1, 1996 to January 2001, Senior Vice President of National Westminster, USA from 1984 through April 1996.

Maynard K. Louis	77	Director since September 1999; served as Director of Artra from 1993 to 1995 and from 1996 to September 1999; Retired Chairman of the Board of Lord Label (now known as Porter & Chadburn), a printing company, from 1965 to 1989, Vice President, 1989 to 1993, director of Entrade from 1993 through 1995.

Robert L. Johnson	71	Director since September 1999; served as Director of Artra from 1996 to September 1999; Chief Executive Officer of Johnson Bryce, Inc., flexible packaging materials of food products since 1991, and previously, for many years, a vice president of Sears Roebuck & Co.

John K. Tull	80	Director since September 1999; served as Director of Artra from February 1999 to September 1499; Chairman of the Audit Committee; President, CEO and director of Enviro-Recovery, Inc. since 2002.

Information Regarding Executive Officers

Set forth below is information concerning the executive officers and other of our key employees who were in office or employed as of December 31, 2006.

Name	Age	Position and Experience
Peter R. Harvey	71	Chief Executive Officer
Corey P. Schlossmann	50	Former Chief Executive Officer Nationwide
Richard E. Mandra	58	Principal Financial Officer
William G. Dabb	50	General Manager Nationwide Retail Division
David E. Nelson	60	President Nationwide Auction Division

Business Experience of Executive Officers

Peter R. Harvey has served as a Director since 1999 and has acted as President and Chief Executive Officer of Entrade since 2000, and served as President and a Director of our subsidiary Artra Group Incorporated from 1968 to 1999. For additional information regarding Mr. Harvey, see above under “Directors, Executive Officers and Corporate Governance.”

Corey P. Schlossmann joined the Company as President of our subsidiary Nationwide in 1999, and served in that capacity, as well as a Director of Entrade, until October 2006. During that time, Mr. Schlossmann was responsible for substantially all of the operations and management of Nationwide. Mr. Schlossmann is a certified public accountant and prior to joining Nationwide was engaged in the full time practice of accounting, including the provision of accounting and related services to Nationwide and its prior owners.

Richard E. Mandra joined Entrade in 1987 in the accounting and tax department. Mr. Mandra is a certified public accountant and has extensive experience in tax matters. Mr. Mandra currently acts as Entrade’s principal financial officer.

William G. Dabb joined Nationwide in 2006 as the vice president of sales for the retail division. Previously, Mr. Dabb held management positions at Toyota Motor Corporation, Mitsubishi Motor Sales and Newgen. Mr. Dabb currently acts as the General Manager of the retail division.

David E. Nelson joined Nationwide in 1984 as an account executive. Mr. Nelson served as the general manager of the auction division from 1989 until 2006. Mr. Nelson currently acts as the president of the Nationwide auction division.

Family Relationships

Peter R. Harvey and John J. Harvey are brothers. Other than this relationship there are no family relationships between any of our directors or executive officers.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has a standing Audit Committee comprised of Maynard K. Louis, Robert L. Johnson, and John Tull (Chairman), all of whom meet the definition of “independent” set forth in Section 10A(m) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10A-3 thereunder. The Board of Directors has also designated Mr. Louis as our “audit committee financial expert,” as defined by the rules of the SEC. The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. The Company did not make any option grants to our directors and executive officers during fiscal 2006, nor are we aware of any open market purchase or sale of our securities by our directors and executive officers. Therefore, the our knowledge, based solely upon a review of such reports and amendments thereto received by us during or with respect to our most recent fiscal year and upon written representations regarding all reportable transactions, we did not identify any such required report that was not timely filed. Our named executive officers have failed to make timely filings of various Section 16 forms prior to fiscal 2006, and such named executive officers are in the process of making all necessary filings.

Corporate Governance Guidelines

Our Board of Directors adopted our Corporate Governance Guidelines (the “Governance Guidelines”) in September 2007. The Governance Guidelines apply to our board of directors, principal executive officer and principal accounting officer, as well as to all of our other employees.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The compensation discussion and analysis discusses our compensation programs and policies for our named executive officers, who are our Principal Executive Officer, Principal Financial Officer and our three most highly compensated executive officers under the rules of the Securities and Exchange Commission for the year ended December 31, 2006.

Objectives and Philosophy of Executive Compensation

Our executive compensation program is designed to use salary and bonus awards to achieve the following objectives: (i) attract and retain talented and experienced executives; (ii) motivate and reward executives whose knowledge, skills and performance are critical to our success; (iii) ensure fairness among the executive management team by recognizing the contributions each executive makes to our success; and (iv) compensate our executives to manage our business to meet our long-range objectives. All elements of compensation are designed to provide a competitive compensation package in which total compensation is primarily determined by company and individual results and the creation of stockholder value. The board’s determination of executive compensation packages was not previously and is not currently based on attainment of specific corporate or individual performance objectives. For 2008, the planned objectives of our compensation programs will be to [(i) tie a significant portion of executive compensation to the achievement of individual and corporate milestones and objectives (such as sales growth, compliance, reduction of operating losses and overall strategic goals of our organization as proposed from time to time by management and our board of directors), (ii) provide total compensation packages to our executives that are competitive, and (iii) tie our executives’ compensation to the generation of long-term stockholder value. The specific milestones and objectives for our 2008 executive compensation have not yet been established.

Our board of directors has generally reviewed and approved the compensation of our former Chief Executive Officer, and our current Principal Executive Officer and our Principal Financial Officer have reviewed and determined the compensation of our other executives (other than equity grants, which have been historically approved by our board of directors). In 2006, our former Chief Executive Officer and current Principal Executive Officer abstained from all board decisions regarding their compensation as officers.

Elements of Executive Compensation

Executive compensation consists of the following elements:

Base Salary.

We determine our executive salaries based on job responsibilities and individual experience. Starting in fiscal 2008, we will also benchmark the amounts we pay against comparable competitive market compensation for similar positions within our industry. Historically, our board of directors have reviewed and determined in their discretion, based on their experience sitting on boards of other similarly situated companies, the salaries of our Principal Executive Officer, Principal Financial Officer and our former Chief Executive Officer, and those executives have reviewed and determined the base salaries of all other executives annually.

Non-Equity Incentive Programs.

Starting with fiscal 2008, our board of directors plans to tie a portion of the non-equity incentive compensation to specific milestones and objectives; however, these milestones and objectives have not yet been established. Our compensation committee will determine these milestones and objectives at the beginning of each year and assess the individual’s and our corporate performance against the milestones and objectives at the end of each year. Our compensation committee will establish the milestones and objectives based on the overall strategic goals of our organization as proposed by management and our board of directors. Our compensation committee believes that by establishing an incentive payment for our executive officers based on achievement of milestones and objectives that create value in our company, it has aligned a portion of executive compensation with the interests of our stockholders.

Long-Term Incentives.

On an annual basis, our compensation committee will assess the appropriate individual and corporate goals for each named executive officer and will provide additional annual option grants based upon the achievement by the executives of both individual and corporate goals. Additionally, in the future our compensation committee and board of directors may consider awarding additional or alternative forms of equity incentives, such as grants of restricted stock, restricted stock units and other performance based awards.

Severance Agreements

We currently do not have severance agreements with any of our named executive officers.

401(k) Plan.

In fiscal 2006, we maintained a retirement savings plan, or a 401(k) Plan, for the benefit of our eligible employees. The 401(k) Plan was intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) Plan, and all contributions are deductible by us when made. At the end of fiscal 2006, we terminated our 401(k) Plan and provided for all of the proceeds to be distributed to the participants.

FISCAL YEAR 2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter R. Harvey, CEO	2006	$252,000		—	—	—	—	—	—	$252,000

Corey P. Schlossmann, Former CEO of Nationwide	2006	$329,088		—	—	—	—	—	—	$329,088

Richard E. Mandra, Principal Accounting Officer	2006	$44,465	(b)		—	—	—	—	—	$44,465

William G. Dabb, General Manager Nationwide Retail Division	2006	$224,003		—	—	—	—	—	—	$224,003

David E. Nelson, President Nationwide Auction Division	2006	$166,305		—	—	—	—	—	—	$166,305

(a)	None of our named executive officers received employment bonuses, stock awards or option awards during fiscal 2006.

(b)	Represents wages earned, but unpaid as of December 31, 2006.

GRANTS OF PLAN-BASED AWARDS

We did not make any non-equity incentive plan awards or equity incentive plan awards during fiscal 2006.

FISCAL YEAR 2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Peter R. Harvey	150,000	—	—	$4.75	January 6, 2009
	50,000	—	—	$5.125	August 9, 2010
	200,000	—	—	$0.55	August 9, 2011
	60,000	—	—	$0.55	August 9, 2011
	1,250,000	—	—	$0.10	February 26, 2013

Richard E. Mandra	13,948	—	—	$4.75	January 6, 2009
	10,000	—	—	$5.125	August 9, 2010

David E. Nelson	40,000	—	—	$9.00	October 19, 2009
	32,500	—	—	$1.063	January 3, 2011
	24,000	—	—	$0.10	January 3, 2015

(a)	Other than Messrs. Harvey and Nelson, none of our named executive officers have received equity grants.

FISCAL YEAR 2006 OPTION EXERCISES

None of our named executive officers exercised options during fiscal 2006.

DIRECTOR COMPENSATION

Our directors did not receive any fees during fiscal 2006 for their service on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

DECEMBER 31, 2006

As of December 31, 2006, there were 35,220,027 shares of Common Stock issued and outstanding. The following table sets forth the number and percentage of Common Stock known by our management to be beneficially owned as of December 31, 2006 by (i) all shareholders known by our management to own 5% or more of our Common Stock, (ii) all directors of Entrade, (iii) each executive officer included in the Summary Compensation Table and (iv) all directors, executive officers and other key employees of Entrade as a group (8 persons). Unless stated otherwise, each person so named exercises sole voting and investment power as to the shares of Common Stock so indicated.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
5% Holders:
Donald G. Haidl, and controlled entities(1)	2,457,500	6.98%

Directors and Executive Officers:
John J. Harvey(2)	2,041,000	5.79%
Peter R. Harvey(3)	2,076,671	5.90%
Gerard M. Kenny(4)	133,528	*
Maynard K. Louis(5)	204,750	*
Edward A. Celano(6)	107,500	*
Robert L. Johnson(7)	93,613	*
Corey P. Schlossmann(9)	300,000	*
John K. Tull(10)	113,087	*
Richard E Mandra	23,948	*
All directors and officers as a group (9 persons)(9)	5,094,097	13.3%

*	Less than 1% of the outstanding shares

(1)

The shares of Common Stock beneficially owned by Mr. Haidl consist of 1,665,000 shares directly held by him, 100,000 shares held by Mr. Haidl’s wife, 562,500 shares held by H Family Investments LP, and 130,000 shares held by Capital Direct 1999 Trust. Mr. Haidl is a partner in H Family Investments LP. Mr. Haidl’s wife is the trustee of the Capital Direct 1999 Trust.

(2)

The shares of common stock beneficially owned by Mr. Harvey consist of 1,250,368 shares held directly by him or in the Harvey Family Trust (with respect to which he holds voting and investment power), 5,632 shares held by Mr. Harvey’s wife, 35,000 shares issuable under an Option which expires January 5, 2009 at an exercise price of $4.75 per share, 25,000 shares issuable under an Option which expires August 8, 2010 at an exercise price of $5.125 per share, 125,000 issuable under an Option which expires August 9, 2011 at an exercise price of $0.55 per share, and 600,000 issuable under an Option which expires February 25, 2013 at an exercise price of $0.10 per share.

(3)

The shares of common stock beneficially owned by Mr. Harvey consist of 366,071 shares held directly by him, 600 shares owned by his wife, 150,000 issuable under an Option which expires January 5, 2009 at an exercise price of $4.75 per share, 50,000 shares issuable under an Option which expires August 8, 2010 at an exercise price of $5.125 per share, 260,000 shares issuable under an Option which expires August 8, 2011 at an exercise price of $0.55 per share and 1,250,000 shares issuable under an Option which expires February 25, 2013 at an exercise price of $0.10 per share.

(4)

The shares of common stock beneficially owned by Mr. Kenny consist of 2,668 shares held by Kenny Construction Company, 16,000 shares issuable under a Warrant expiring May 15, 2008 at an exercise price of $0.08 per share, 13,680 shares issuable under a Warrant expiring December 20, 2009 at an exercise price of $0.10 per share, 13,680 shares issuable under a Warrant expiring December 20, 2010 at an exercise price of $0.10 per share, 12,500 shares issuable under an Option expiring May 27, 2008 at an exercise price of $3.125 per share, 2,500 shares issuable under an Option expiring January 31, 2009 at an exercise price of $5.375 per share, 2,500 shares issuable under an Option expiring January 31, 2010 at an exercise price of $40.00 per share, 12,500 shares issuable under an Option expiring August 8, 2010 at an exercise price of $5.125 per share, 2,500 shares issuable under an Option expiring February 1, 2011 at an exercise price of $1.78, 2,500 shares issuable under an Option expiring February 4, 2012 at an exercise price of $0.70, 2,500 shares issuable under an Option expiring February 3, 2013 at an exercise price of $0.09 per share, and 50,000 shares issuable under an Option expiring February 25, 2013 at an exercise price of $0.10 per share. Mr. Kenny is Executive Vice President, Director and beneficial owner of 16.66% of the issued and outstanding stock of Kenny Construction Company.

(5)

The shares of common stock beneficially owned by Mr. Louis consist of 67,250 shares held directly by him, 20,000 shares issuable under a Warrant expiring January 10, 2009 at an exercise price of $0.10 per share, 10,000 shares issuable under a Warrant expiring August 23, 2009 at an exercise price of $0.10 per share, 20,000 shares issuable under a Warrant expiring January 10, 2010 at an exercise price of $0.10 per share, 12,500 shares issuable under an Option expiring May 27, 2008 at an exercise price of $3.125 per share, 2,500 shares issuable under an Option expiring January 31, 2009 at an exercise price of $5.375 per share, 2,500 shares issuable under an Option expiring January 31, 2010 at an exercise price $40.00 per share, 12,500 shares issuable under an Option expiring August 8, 2010 at an exercise price of $5.125, 2,500 shares issuable under an Option expiring February 1, 2011 at an exercise price of $1.78, 2,500 shares issuable under an Option expiring February 4, 2012 at an exercise price of $0.70, 2,500 shares issuable under an Option expiring February 3, 2013 at an exercise price of $0.09 per share, and 50,000 shares issuable under an Option expiring February 25, 2013 at an exercise price of $0.10 per share.

(6)

The shares of common stock beneficially owned by Mr. Celano consist of 10,000 shares issuable under a Warrant expiring February 2, 2010 at an exercise price of $0.10 per share, 10,000 shares issuable under a Warrant expiring February 2, 2011 at an exercise price of $0.10 per share, 12,500 shares issuable under an Option expiring May 27, 2008 at an exercise price of $3.125, 2,500 shares issuable under an Option expiring January 31, 2009 at an exercise price of $5.375, 2,500 shares issuable under an Option expiring January 31, 2010 at an exercise price of $40.00 per share, 12,500 shares issuable under an Option expiring August 8, 2010 at an exercise price of $5.125 per share, 2,500 shares issuable under an Option expiring February 1, 2011 at an exercise price of $1.78, 2,500 shares issuable under an Option expiring February 4, 2012 at an exercise price of $0.70, 2,500 shares issuable under an Option expiring February 3, 2013 at an exercise price of $0.09 per share, and 50,000 shares issuable under an Option expiring February 25, 2013 at an exercise price of $0.10 per share.

(7)

The shares of common stock beneficially owned by Mr. Johnson consist of 6,113 shares held directly by him, 12,500 shares issuable under an Option which expires May 27, 2008 at an exercise price of $3.125 per share, 2,500 shares issuable under an Option which expires January 31, 2009 at an exercise price of $5.375 per share, 2,500 shares issuable under an Option which expires January 31, 2010 at an exercise price of $40.00 per share, 12,500 shares issuable under an Option which expires August 8, 2010 at an exercise price of $5.125 per share, 2,500 shares issuable under an Option expiring February 1, 2011 at an exercise price of $1.78, 2,500 shares issuable under an Option expiring February 4, 2012 at an exercise price of $0.70, 2,500 shares issuable under an Option expiring February 3, 2013 at an exercise price of $0.09 per share, and 50,000 shares issuable under an Option expiring February 25, 2013 at an exercise price of $0.10 per share.

(8)

The shares of common stock beneficially owned by Mr. Tull consist of 28,087 shares held directly by him, 10,000 shares issuable under an Option which expires January 5, 2009 at an exercise price of $4.75 per share, 2,500 shares issuable under an Option which expires January 31, 2009 at an exercise price of $5.375 per share, 2,500 shares issuable under an Option which expires January 31, 2010 at an exercise price of $40.00 per share, 12,500 shares issuable under an Option which expires August 8, 2010 at an exercise price of $5.125 per share, 2,500 shares issuable under an Option expiring February 1, 2011 at an exercise price of $1.78, 2,500 shares issuable under an Option expiring February 4, 2012 at an exercise price of $0.70, 2,500 shares issuable under an Option expiring February 3, 2013 at an exercise price of $0.09 per share, and 50,000 shares issuable under an Option expiring February 25, 2013 at an exercise price of $0.10 per share.

(9)	The shares of common stock held by this group include an aggregate of 3,067,308 shares that these persons have the right to purchase under currently exercisable stock options and warrants.

Item 13.	Certain Relationships and Related Transactions

John J. Harvey

The John Harvey Family Trust is the owner of the real estate at 500 Central Avenue, Northfield, Illinois, our corporate offices. The trust acquired the real estate in September 1996. Pursuant to a lease agreement dated as of January 1, 2000 and amended July 1, 2000 between the trust and us, we lease approximately 16,000 square feet at the location at an annual rental of $0.3 million, subject to annual increases based upon the consumer price index, for a period of 5 years. During 2005, we rented the headquarters facility on a month-to-month basis. In our opinion, our rental obligations to the trust under our lease do not exceed the fair market value for similar rentals. John Harvey is the grantor and beneficiary of the trust.

Pursuant to a lease agreement dated as of January 1, 2000 between the John Harvey Family Trust and Artra, Artra leased approximately 800 square feet at 500 Central Avenue, Northfield, Illinois, at an annual rental of $17,600, subject to annual increases based upon the consumer price index, for a term of 5 years. This lease with Artra terminated effective July 1, 2000, and is currently rented on a month-to-month basis.

Robert D. Kohn and WorldWide

Mr. Kohn served as Chief Executive Officer, President and Chairman of Worldwide until September 1999, and as president of entrade.com and a director of Entrade and entrade.com until April, 2000. On April 12, 2000, we entered into a stock purchase agreement with Positive Asset Remarketing, Mr. Kohn and certain other parties, pursuant to which we terminated a prior agreement to acquire Positive Asset Remarketing and agreed to acquire from Positive Asset Remarketing 7,350,000 shares of the class A common stock of AssetTRADE in exchange for a cash payment of $3.5 million and 964,000 shares of our common stock; the number of shares of our common stock to be issued to Positive Asset Remarketing is subject to adjustment in certain cases. At December 31, 2000, our interest in AssetTRADE was 10.7% on a fully diluted basis. In February 2002, the German Commercial Courts approved the acquisition by Go Industry AG of AssetTRADE in exchange of common shares of AssetTRADE for common shares of GoIndustry AG. We exchanged 8,700,000 AssetTRADE common shares for 153,750 of GoIndustry AG common shares (approximately 0.60% of the total outstanding shares of GoIndustry AG at December 31, 2002. On March 18, 2004, GoIndustry AG shareholders approved a recapitalization and financing arrangement with its shareholders. The recapitalization of GoIndustry resulted in our common shares being reduced from 153,750 to 59,252 common shares representing 0.17% of the total outstanding shares of GoIndustry AG at December 31, 2004. Due to AssetTRADE deficit equity position and continuing losses, in the fourth quarter of 2000, we reduced the carrying value of our investment and our receivable from GoIndustry AG to $0.2 million.

Corey P. Schlossmann

In May 2000, we issued $7.0 million of notes collateralized by a pledge of certain of our assets and the issuance of certain warrants. Of the total notes, $0.2 million and of the total warrants 8,000 were issued to Corey Schlossmann, CEO of Nationwide and a Director of Entrade. The notes and warrants were sold and assigned to Artra on February 23, 2001. See Note 16 to the consolidated financial statements “Related Party Transactions — Purchase of Secured Notes by Artra.”

On January 23, 2001, we executed a Note Restructuring Agreement with Mr. Schlossmann.

On July 17, 2001, we entered into a “Collateral and Subordination Agreement with Mr. Schlossmann.

In 2001 and 2002, we accrued 84,000 and 38,400, respectively, our common shares due Mr. Schlossmann in accordance with the note restructuring agreement. In June 2002 the Nationwide Sellers agreed to settle for shares accrued and we ceased accruing future shares. In August 2002, we issued to Mr. Schlossmann 122,400 of our common shares representing the shares accrued under the note restructuring agreement.

In August 2001, our Board of Directors approved the reinstatement and restructure of the New Term Notes held by the Nationwide Sellers effective as of October 1, 2000.

In July 2003, we executed a Forbearance Agreement with Mr. Schlossmann. The Forbearance Agreement waived then current defaults under the term note and other agreements relating to the Nationwide acquisition. The Forbearance Agreement provides for the amendment of exercise price of warrants and options and expiration dates.

Mr. Schlossmann exercised all of his options and warrants on August 2003.

In May 2004, we executed a Forbearance Agreement with Mr. Schlossmann.

In February 2005, we, James Clapp (Son-In-Law to John Harvey), and Nationwide Sellers executed an agreement whereby Mr. Clapp purchased a portion of the notes and related security interests from the Nationwide Sellers. As part of the transaction, each of Mr. Clapp and the Nationwide Sellers agreed to restructure certain terms of their notes with the Company.

Howard Conant

In May 2000, we issued $2.6 million of unsecured notes. Of the total, $1.0 million was issued to Howard Conant, a former Director of Entrade. As of March 31, Mr. Conant, in exchange for warrants to purchase 80,000 shares of common stock at $2.875 per share, agreed to: extend the maturity of his note to May 15, 2002; waive any defaults and certain provisions of the notes.

In January 2001, Howard Conant, a former Director of Entrade, loaned $0.3 million to Artra at an interest rate of 10% and was collateralized by shares of Comforce owned by Artra. Mr. Conant also received three year warrants to purchase 10,000 shares of our common stock at $2.875 per share. The loan was guaranteed by us and was repaid in February 2001.

In March 2001, Mr. Conant loaned us $0.5 million at an interest rate of 15% per annum due on May 16, 2002, which was collateralized by the pledge of 712,000 shares of Comforce owned by Artra. Mr. Conant also received five year warrants to purchase 40,000 shares of our common stock at $2.875 per share. On March 28, 2001, Mr. Conant resigned from the Board of Directors.

Gerard M. Kenny

In May 2000, we issued $2.6 million of unsecured notes. Of the total, $0.1 million was issued to Gerry Kenny, a Director of Entrade. At March 31, Mr. Kenny, in exchange for warrants to purchase 10,000 shares of common stock at $2.875 per share, agreed to extend the maturity of his note to May 15, 2002; waive any defaults and certain provisions of the notes. On July 20, 2001, we paid Mr. Kenny $44,000, reducing his note from $0.1 million to $81,000. On February 14, 2003, Mr. Kenny, in exchange for warrants to purchase 16,000 shares of common stock at $0.08 per share, agreed to extend the maturity of his note to May 16, 2004, waive any defaults and certain provisions of the note. On December 21, 2004, Mr. Kenny exchanged his note of $81,000 and unpaid accrued interest of $55,800 for an Entrade 10% Private Placement Note of $0.1 million due December 20, 2006, a two year non-interest-bearing note of $13,680 and warrants to purchase 13,680 shares of common stock at $0.10 per share.

Peter R. Harvey

In May 2000, we entered into a series of notes totaling $7.0 million collateralized by a pledge by us of our interests in Nationwide, AssetTRADE and AssetControl. Technical defaults by us occurred at September 30, 2000, under the pledge agreement relating to the notes. To cure such defaults, Mr. Harvey in December 2000, agreed to personally guarantee our debt to the holders of the notes.

On November 8, 2000, we loaned Peter R. Harvey, our acting President and CEO, the amount of $0.1 million. The loan was repaid in full on December 21, 2000. Subject to Board Approval, interest on this short term loan was satisfied by the fee that would otherwise have been paid to Mr. Harvey for his personal guarantee as mentioned above.

During January and February 2001, Mr. Harvey loaned us $0.2 million with interest accruing at the prime rate. As of March 31, 2001, the amounts due Mr. Harvey have been repaid.

Mr. Harvey periodically borrowed money from us, which borrowings are evidenced by an interest bearing note receivable. As of December 31, 2006 and 2005, Mr. Harvey had outstanding notes receivable owed to us of $0.7 million and $0.5 million, respectively. Pursuant to the terms of the note receivable, Mr. Harvey is obligated repay all amounts owed by him to us by no later than December 21, 2008.

Approval Process for entering into Related Party Transactions

The Company generally submits all proposed related party transactions to the full Board of Directors for its approval. In addition, each director who may have an interest in the proposed transaction must recues himself from the vote of the Board of Directors. We have previously failed to adhere to this policy with respect to certain loans and advances made to our President Peter Harvey. As a result of this failure, we have unanimously adopted a policy prohibiting loans to officers of the Company.

From and after the date of this report, it is our intention to submit any and all related party transactions, regardless of materiality, to our Board of Directors for its approval. As part of that process, the Board will be asked to determine whether

•	the contemplated transaction in fact involves related parties;

•	a director should recues himself from the vote;

•	the contemplated transaction is fair and reasonable and reflects terms no worse for the Company than the terms which might be negotiated with an unrelated third party;

•	the proposed transaction is a rightful business opportunity of the Company;

•	the Company has the economic ability to purse the proposed transaction on its own behalf;

•	terms and conditions shall be placed on related parties ability to consummate the transactions; and

•	other factors should be considered given the parties and nature of the proposed transaction.

Purchase of Secured Notes by Artra

On February 23, 2001, Artra Group Incorporation entered into a Purchase and Sale Agreement and Assignment with The Haugen Family Trust, The Ochs Family Trust, First Fruit, Inc., Genesee Mutual Investments, LLC, Servant’s Heart Foundation, Inc. f/k/a For His Adopted Children, Inc., Haidl, Schlossmann and David J. Doerge (collectively, the “Sellers”) for the purchase and assignment of all of the Sellers’ right, title and interest in (a) the Secured Promissory Notes issued May 15, 2000, in the aggregate principal amount of $7.0 million made by us in favor of the Sellers, as amended; (b) certain warrants issued by us to the Sellers dated May 15, 2000, as amended, to purchase an aggregate amount of 280,000 shares of our common stock at the exercise price of $2.875 per share; (c) the Note and Warrant Agreement between us and Sellers dated May 15, 2000; (d) the Pledge Agreement between us and Doerge Capital Management, Inc., a Division of Balis, Lewittes & Coleman for the benefit of the Seller’s dated May 15, 2000, as amended; (e) the Registration Rights Agreement between Sellers and us dated May 15, 2000; (f) the Creditors Agreement between Sellers and us dated May 15, 2000; the Subscription Agreements between us and Sellers, each dated May 15, 2000 for the aforementioned Secured Promissory Notes; and (g) the obligations of Doerge Capital Management, Inc., pursuant to that Pledge Agreement dated October 1, 2000, by us in favor of Haidl, Schlossmann, Core Capital IV Trust and Capital Direct 1999 Trust. The Purchase price of the Secured Notes and Warrants was $7.9 million.

In April 2001, the Secured Notes were amended, effective as of March 13, 2001, to extend the maturity date to July 15, 2002, to waive any past and present defaults and to restructure the interest payment schedule. Also in April 2001, the warrants referred to above were amended, effective as of May 31, 2001, to delete the “put right” allowing Artra Group Incorporated to put the warrants to us in the event of a default under the Secured Notes or ten calendar days after the maturity of the Secured Notes for an amount equal to five percent of the initial principal amount of the Security Promissory Notes. The amendments were partially in consideration for our collateralizing our unsecured notes due to Artra with our interest in Nationwide, AssetTRADE and AssetControl. Such collateral interests are subordinate first to the position of Artra to the obligations due under the Secured Notes and second to the Nationwide Sellers to the obligations due under the Nationwide Notes.

On July 17, 2001, we entered into a Collateral and Subordination Agreement with the Nationwide Sellers, along with a Confirmation of Amendment to Pledge Agreement with Artra. See Note 19 to the Consolidated financial statements “Subsequent Events - Nationwide Notes Restructure.”

Item 14.	Principal Accounting Fees and Services.

Fee Information

The following table shows the fees paid or accrued by us for the audit and other services provided by Ernst & Young LLP and Blackman, Kallick, Bartelstein, LLP during 2006 and 2005. In accordance with our charter, our Audit Committee pre-approves all audit and non-audit services provided by our independent auditor to ensure that our independent auditor is not engaged to perform the specific non-audit services proscribed by law or regulation. Under our charter, our Audit Committee may delegate pre-approval authority to a member of the Audit Committee, and the decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full audit committee at its next-scheduled meeting. Our Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of our independent auditor and has concluded that it is.

	2006	2005(a)
	(in thousands)
Audit Fees, including our annual audits, review of our quarterly results and filings with the SEC	$265	$1,567
Audit-Related Fees	—	—
Tax Fees	19	—
All Other Fees	—	—

Totals	$284	$1,567

(a)	Audit fees for 2005 represent an accumulation of fees attributable to audit services rendered on the years from 2000 through 2005. These services were performed in order to file a Form 10-K for the year ended December 31, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

(a)	1. and 2. See Index to Consolidated Financial Statements and Schedule on Page F-I of this Annual Report on Form 10-K.

3.	Exhibits as listed on Page E-l.

Compensatory plans or management contracts are marked with an asterisk.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRADE INC.

By:	/s/ PETER R. HARVEY
Peter R. Harvey President, Chief Executive Officer

Dated: June 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, in the capacities and on the dates indicated.

/s/ PETER R. HARVEY Peter R. Harvey	Director, and Principal Executive Officer	June 25, 2008

/s/ RICHARD E. MANDRA Richard E. Mandra	Principal Accounting Officer	June 25, 2008

/s/ JOHN J. HARVEY John J. Harvey	Director	June 25, 2008

/s/ EDWARD A. CELANO Edward A. Celano	Director	June 25, 2008

/s/ ROBERT L. JOHNSON Robert L. Johnson	Director	June 25, 2008

/s/ GERARD M. KENNY Gerard M. Kenny	Director	June 25, 2008

/s/ MAYNARD K. LOUIS Maynard K. Louis	Director	June 25, 2008

/s/ JOHN K. TULL John K. Tull	Director	June 25, 2008

Other schedules are omitted as they are not applicable or required or equivalent information has been included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Stockholders

of Entrade, Inc.:

We have audited the accompanying consolidated balance sheets of Entrade, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entrade, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Entrade, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses, an accumulated deficit and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, using the modified retrospective method on January 1, 2004.

/s/ Ernst & Young LLP

June 23, 2008

Irvine, California

ENTRADE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$45	$118
Restricted cash	72	852
Available for sale securities	323	818
Trade and other receivables net of allowance for doubtful accounts of $75 in 2006 and zero in 2005	1,536	881
Notes receivable due from related party	650	484
Inventories	3,509	2,944
Prepaid expenses and other current assets	160	254

Total current assets	6,295	6,351
Property and equipment, net	940	1,089
Goodwill	2,443	2,443
Deferred financing fees	3,637	521
Other assets	228	239

	$13,543	$10,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Trade accounts payable	$16,781	$11,712
Accrued expenses	8,367	6,153
Accrued interest payable	4,667	4,244
Line-of-credit facility	2,921	1,759
Current maturities of notes payable	19,888	13,024
Current maturities of notes payable-related parties	16,859	17,100
Note payable - Asbestos trust - current maturity	1,800	—

Total current liabilities	71,283	53,992

Note payable - Asbestos Trust	1,005	2,805
Notes payable	9,795	—
Other long term liabilities	131	217

Total long-term liabilities	10,931	3,022
Commitments and contingencies
Stockholders’ deficit:
Common stock no par value, 40,000,000 authorized shares, 35,220,027 and 32,026,681 issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Additional paid-in capital	203,017	197,677
Accumulated deficit	(271,688)	(244,139)
Accumulated other comprehensive income	—	91

Total stockholders’ deficit	(68,671)	(46,371)

	$13,543	$10,643

The accompanying notes are an integral part of the consolidated financial statements.

ENTRADE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Year Ended December 31,
	2006	2005	2004
Revenues:
Auction division	$9,928	$13,972	$17,292
Retail division	47,393	4,458	—

Total revenues	57,321	18,430	17,292
Cost of revenues:
Auction division	7,045	8,764	9,758
Retail division	40,276	3,796	—

Total cost of revenues	47,321	12,560	9,758

Gross profit	10,000	5,870	7,534
Selling, general and administrative	28,622	14,539	12,803

Loss from operations	(18,622)	(8,669)	(5,269)

Other income (expense):
Interest expense, net	(6,957)	(8,182)	(6,892)
Loss on extinguishment of debt	(1,552)	(1,787)	(1,055)
Other (expense) income	(416)	715	463

	(8,925)	(9,254)	(7,484)
Loss before income taxes	(27,547)	(17,923)	(12,753)
Provision for income taxes	2	2	2

Net loss	$(27,549)	$(17,925)	$(12,755)

Basic and diluted net loss per common share	$(0.82)	$(0.60)	$(0.59)
Weighted average number of common shares outstanding	33,768	30,002	21,748

The accompanying notes are an integral part of the consolidated financial statements.

ENTRADE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS’ DEFICIT

(in thousands except share amounts)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balances at January 1, 2004	20,712,537	—	$183,362	$(213,459)	$(79)	$(30,176)
Cashless exercise of stock options in satisfaction of accrued wages	635,000		124			124
Cashless exercise of stock purchase warrants in satisfaction of accrued wages and consulting fees	805,000		81			81
Sale of common stock, net of transaction costs	214,286		150			150
Common stock issued for note extension on related party notes payable	1,500,000		1,365			1,365
Share based compensation expense			187			187
Notes payable discount on detachable stock purchase warrants			2,967			2,967
Comprehensive loss:
Net unrealized loss on marketable securities					(21)	(21)
Net loss				(12,755)		(12,755)

Comprehensive loss						(12,776)

Balances at December 31, 2004	23,866,823	—	188,236	(226,214)	(100)	(38,078)
Cashless exercise of stock options in satisfaction of accrued wages	1,505,000		265			265
Cashless exercise of stock purchase warrants in satisfaction of related party notes payable	2,159,500		3,239			3,239
Exercise of stock purchase warrants	3,182,500		1,212			1,212
Sale of common stock, net of transaction costs	162,858		100			100
Share based compensation expense			461			461
Notes payable discount on detachable stock purchase warrants			2,849			2,849
Common stock issued for note extension on related party notes payable	1,150,000		1,315			1,315
Comprehensive loss:
Net unrealized gain on marketable securities					191	191
Net loss				(17,925)		(17,925)

Comprehensive loss						(17,734)

Balances at December 31, 2005	32,026,681	—	197,677	(244,139)	91	(46,371)
Cashless exercise of stock options	22,182		—			—
Cashless exercise of stock purchase warrants in satisfaction of accrued interest on notes payable	571,164		61			61
Common stock issued for note extension on related party notes payable	1,850,000		2,616			2,616
Common stock issued for notes payable	750,000		1,038			1,038
Notes payable discount on detachable stock purchase warrants			1,625			1,625
Comprehensive loss:
Net unrealized loss on marketable securities					(91)	(91)
Net loss				(27,549)		(27,549)

Comprehensive loss						(27,640)

Balances at December 31, 2006	35,220,027	—	$203,017	$(271,688)	$—	$(68,671)

The accompanying notes are an integral part of the consolidated financial statements.

ENTRADE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(27,549)	$(17,925)	$(12,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	359	396
Allowance for doubtful accounts	75	—	—
Reserve for inventory value	183	51	—
Stock-based compensation	—	461	187
Accretion of deferred financing fees	814	767	406
Accretion of detachable warrants on notes payable	1,230	1,576	1,873
Interest expense recorded for stock issued to extend due dates on notes payable	1,319	1,289	1,365
Gain on forgiveness of debt	0	(653)	0
Loss on extinguishment of debt	1,552	1,787	1,055
Loss on write-off of leasehold improvements	190	—	—
Loss on lease termination	310	—	—
Impairment loss on available-for-sale securities	227	—	—
Changes in operating assets and liabilities, excluding acquisitions:
Due from related party	870	—	—
Trade receivables	(555)	435	692
Inventories	861	(2,049)	60
Prepaid expenses and other assets	172	148	(316)
Accounts payable	5,076	1,818	(239)
Accrued expenses	2,390	2,245	697
Accrued interest payable	1,762	2,931	2,179

Net cash used in operating activities	(10,741)	(6,760)	(4,400)

Cash flows from investing activities:
Purchases of property and equipment	(405)	(129)	(134)
Change in restricted cash	780	1,359	239
(Increase)/decrease in notes receivable	(166)	196	(458)
Proceeds received from sale of available for sale securities	181	—	—
Cash paid for acquisition of retail business	—	(400)	—
Cash proceeds obtained in the assumption of membership interest in Automax Pacific, LLC	1,704	—	—

Net cash provided by (used in) investing activities	2,094	1,026	(353)

Cash flows from financing activities:
Principal payments on capital lease obligations	(78)	(85)	(29)
Repayments on related party notes payable	(2,769)	(410)	(4,100)
Repayments on notes payable - non related parties	(139)	(1,330)	(1,368)
Repayments on long-term debt - private placement	(75)	—	—
Proceeds received from exercise of warrants	61	55	—
Net proceeds received for sale of common stock	—	126	150
Net borrowings on flooring line of credit	989	1,932	—
Borrowings on related party notes payable	—	1,850	3,831
Borrowings on notes payable - non related parties	10,585	—	—
Borrowings on long-term debt - private placement	—	3,375	6,513

Net cash provided by financing activities	8,574	5,513	4,997

Net increase (decrease) in cash and cash equivalents	(73)	(221)	244

Cash and cash equivalents at beginning of year	118	339	95

Cash and cash equivalents at end of year	$45	$118	$339

The accompanying notes are an integral part of the consolidated financial statements.

ENTRADE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW continued

(In thousands)

	For the Year Ended December 31,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,147	$567	$445

Non-cash transactions:
Acquisitions
Purchase price	$3,786	$1,621

Inventory	1,683	966	—
Accounts receivable	175	1,011	—
Accounts payable and accrued expenses	—	(1,326)	—
Due from related party	870	—	—
Deposits	70	—	—
Assumption of notes payable		(1,446)	—
Issuance of notes payable to sellers		(1,000)
Assumption of related party notes payable	(7,150)	—	—
Equity issued and to be issued	(1,138)	(226)	—

Net cash received (paid) for acquisitions	$1,704	$(400)	—

Deferred financing fees	$3,966	$517	$1,185

Capital lease obligations	$58	—	$361

The accompanying notes are an integral part of the consolidated financial statements.

ENTRADE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND COMPANY HISTORY

Entrade, Inc. (“we”, the “Company” or “Entrade”) was incorporated in the state of Pennsylvania in February 1999. Since our inception, we have operated as a holding company with our wholly-owned and majority-owned subsidiaries conducting all business operations. At the time of incorporation, we were pursuing a business strategy that was focused on the creation of business to business electronic commerce marketplaces in targeted industrial and commercial sectors. Our initial commercial and marketing efforts focused on the heavy equipment industry and utility sectors. We conducted the majority of our operations through our then wholly-owned subsidiary entrade.com, Inc.

On September 23, 1999, a wholly-owned subsidiary of our company merged into Artra Group Incorporated (Artra). As a result of the merger, Artra became our wholly-owned subsidiary, and our common stock became listed and commenced trading on the New York Stock Exchange. Upon consummation of the merger, former Artra shareholders became the holders of approximately 83% of the outstanding shares of our common stock. At the time of the merger, Artra had no active business operations and existed primarily for handling asbestos related personal injury claims stemming from its acquisition of The Synkoloid Company (“Synkoloid”), whose products are alleged to have caused asbestos related injuries.

In October 1999, we completed the acquisition of two companies, Public Liquidation Systems, Inc. and Asset Liquidation Group, Inc. On July 11, 2006, Public Liquidation Systems, Inc. was merged into Asset Liquidation Group, Inc. (the surviving entity). The name of the surviving entity was change to “Nationwide Auction Systems, Inc.”, (“Nationwide”). Nationwide is a provider of auction services for governmental agencies and private industry, specializing in the disposition of vehicles, equipment, excess inventory, asset seizures and repossessed assets.

We performed our annual assessment of goodwill impairment for fiscal year 2000 utilizing a third-party valuation expert. As a result of this impairment analysis, we determined we could not attribute any of the value from the Nationwide acquisition to any intangible assets. Accordingly, we recorded a goodwill impairment charge of approximately $45.0 million representing the entire amount of goodwill recorded as a result of the acquisition in 1999.

On July 23, 2001 we were notified by the New York Stock Exchange that we were not in compliance with the continued listing criteria. The New York Stock Exchange delisted our common stock on October 11, 2001 and our common stock is currently traded on the “pink sheets” market under the symbol “ETAD”

On June 3, 2002, Artra filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Artra Bankruptcy”). The petition was filed in response to the growing number of asbestos related litigation claims and our lack of sufficient insurance coverage to satisfy future payments we may have been obligated to pay with respect to such claims.

In response to claims made by the creditors committee in the Artra Bankruptcy, we negotiated a settlement under which we agreed to make a one-time payment of $1.8 million to the Artra Asbestos Trust, and further agreed to issue a promissory note to the Artra Asbestos Trust in the principal amount of $2.5 million. In exchange for the settlement payments, the creditors committee agreed to: (i) permanently dismiss the action brought against Artra and affiliated companies; (ii) release all past, present and future claims against us and (iii) fully and finally release us from any and all past, present and future liability associated with existing asbestos claims.

As a result of the asbestos litigation, Artra Bankruptcy and our declining financial condition, we were unable to remain in compliance with the reporting requirements of the U.S. Securities and Exchange Commission (“SEC”). On January 20, 2006, the SEC commenced an investigation relating to our failure to file a Form 10-Q since November 20, 2000 and a Form 10-K since March 30, 2000. The investigation is ongoing and is focused on our failure to file other required filings, internal control and financial records issues, audit related issues and issues relating to trading in our securities. We are cooperating fully with the SEC and no determination of any wrongdoing has been made at this time. Based on instruction from the SEC, we are filing this Form 10-K for our year ended December 31, 2006. However, this Form 10-K will not result in us being in compliance with all of the filing requirements of a Public Registrant.

As of December 31, 2006, our business is exclusively focused on the provision of asset disposition and management services through our wholly-owned subsidiary Nationwide. Nationwide accounted for all of our revenues for the year ended December 31, 2006.

Nationwide is currently headquartered in Aliso Viejo, California with California operating locations in Benicia and Los Angeles.

Nationwide has historically operated as a traditional auction company, but in November 2005, Nationwide acquired a retail vehicle business from an affiliated joint venture partially controlled by our then CEO, Corey Schlossmann (“Schlossmann”). As a direct result of this acquisition, a majority of our revenue is now comprised of retail car sales. As of December 31, 2006, the retail division of Nationwide accounted for approximately 83% of Nationwide’s revenues.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Entrade and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of less than ninety days to be cash equivalents.

Restricted Cash

At December 31, 2006 and 2005, we had restricted cash of approximately $72,000 and $0.9 million, respectively. Restricted cash is classified as a current asset and is attributable to Artra, an entity in bankruptcy, and two certificates of deposit securing California Department of Motor Vehicle bonds.

Available-for-Sale Securities

We invest in marketable equity securities from time to time. Marketable equity securities are classified as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of tax, included as a component of accumulated other comprehensive income (loss). Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are included in the determination of net income (loss) as gains (losses) on sale of securities. Interest and dividends on securities classified as available-for-sale are included in other (expense) income.

Trade Receivables

Trade receivables are primarily due from unrelated finance companies for the portion of the vehicle purchase price financed by customers. We record trade accounts receivables net of an allowance for doubtful accounts. We extend credit to our customers and mitigate a portion of the credit risk through credit insurance, bank guarantees, and prepayments. Credit losses, if any, are accrued for based on our evaluation of historical collection experience and an evaluation of current industry trends and economic conditions. Periodically we assess past due balances and balances are written off when the customer’s financial condition no longer warrant pursuit of collections. Although we expect to collect amounts due, actual collections may differ from estimated amounts.

Inventories

Inventory is valued at the lower of cost or market and consists principally of reconditioned used automobiles. We record a valuation reserve for those vehicles that ultimately sell below cost due to various factors such as the general condition of the vehicles and unfavorable market conditions. The reserve is established to reduce the carrying amount of automobiles to their net realizable value.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the assets. Maintenance and repairs are expensed as incurred.

Long-Lived Assets (Excluding Goodwill)

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and long-term debt. As a result of the short-term nature of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying value of these items approximates fair value. The carrying amount of borrowings under notes payable and long-term debt approximates fair value based on current rates offered to us for debt with similar provisions and maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. Our accounts receivable are derived from revenue earned from customers located primarily in the United States and are denominated in U.S. dollars.

Risks and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates and assumptions.

Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to, the anticipation that we will incur continued losses for the foreseeable future and have difficulty obtaining additional capital or obtaining capital on terms that would adversely affect shareholders.

Goodwill

The net assets of a purchased business are recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of net assets acquired is reflected as an intangible asset. The amount recorded is approximately $2.4 million at December 31, 2006 and 2005, and is attributable to our acquisition of the retail business on November 1, 2005.

We perform annual impairment tests of our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (Statement 142). Under Statement 142, goodwill is not amortized but is subject to impairment tests based upon a comparison of the fair value of each of our reporting units, as defined, and the carrying value of the reporting units’ net assets, including goodwill. Statement 142 requires a review of goodwill and other intangible assets for impairment at least annually or when circumstances exist that would indicate an impairment of such goodwill or other intangible assets. We perform the annual impairment review as of the beginning of the fourth quarter of each year. We determine our reporting units by identifying those operating segments or components for which discrete financial information is available which is regularly reviewed by the management of that unit. However, we may aggregate components if they have similar economic characteristics. For any acquisition, we would allocate goodwill to the applicable reporting unit at the completion of the purchase price allocation through specific identification. We would then test each of our reporting units to determine whether the goodwill and other intangible assets are impaired by comparing the respective fair values of goodwill and/or other intangible assets to their respective carrying values. Fair value is determined using a combination of a comparative company analysis and a discounted cash flow analysis.

Revenue Recognition

All of our reported revenue is generated by Nationwide, which operates both “Auction” and “Retail” businesses. The Auction Division commenced operations in October 1999, and the Retail Division was acquired in November 2005. Sales tax collected from customers is not recognized as revenue and is instead included on the consolidated balance sheets in accrued expenses until remitted to the tax authorities.

Auction Division

The Auction Division’s primary revenue is comprised of consignor commissions and buyer’s premiums. Consignor commissions are fees paid by the consignor to Nationwide for selling the consignor’s merchandise. Consignor fees are negotiated with each consignor and are deducted from the purchase price. Buyer’s premiums are fees paid by a successful bidder to Nationwide, are based on the sales price of the merchandise, and are added to the purchase price. Auction related fees are recognized on the date merchandise is sold.

Retail Division

Retail Division revenue consists of the sales of used vehicles and commissions from related finance and insurance products and sales of parts and services. Revenue from the sale of vehicles is recognized upon delivery, when the sales contract is signed, down payment has been received and funding has been approved from the lending agent.

Finance fees earned for notes placed with financial institutions in connection with customer vehicle financing are recognized, net of estimated charge-backs, as finance and insurance revenue upon acceptance of the credit by the financial institution.

Insurance income from third party insurance companies for commissions earned on credit life, accident and disability insurance policies sold in connection with the sale of a vehicle are recognized, net of anticipated cancellations, as finance and insurance revenue upon execution of the insurance contract.

Commissions from third party service contracts are recognized, net of anticipated cancellations, as finance and insurance revenue upon sale of the contracts.

Advertising Expense

We expense production and other costs of advertising as incurred and media when the advertising initially takes place. Advertising expense totaled $3.0 million, $1.1 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Of that amount $0.2 million, $0.1 million and $0.2 million is included in cost of revenues for 2006, 2005 and 2004 respectively. The remaining amount is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

Income Taxes

We use the liability method when accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided against tax assets when it is determined that it is more likely than not that the assets will not be realized.

Stock-Based Compensation

Effective January 1, 2004, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (Statement 123R) using the modified retrospective transition method. Statement 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase rights, to be recognized in the financial statements based on their respective grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

Since we adopted Statement 123R using the modified retrospective transition method, our financial statements for prior periods reflect the adjustments resulting from the application of this new standard. Under Statement 123R, we use the Black-Scholes option pricing model for valuation of stock-based awards. We then record compensation expense for such awards over the assigned vesting period generally on a straight line basis after consideration is given to forefietures. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, expected stock price, volatility over the term of the award and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with Statement 123R, the assumptions used in calculating fair value of stock-based awards and the Black-Scholes option pricing model are highly subjective, and other reasonable assumptions could provide differing results. As a result, if factors change and different assumptions are used, stock-based compensation expense could be materially different in the future.

The expected life each award granted is determined based on our history of stock option exercises and forfeiture activity as these assumptions relate to our current employee base that hold outstanding stock options. Expected volatility is based on the history of the volatility of our stock using weekly prices over a 5-year average. The risk free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. We have not paid dividends in the past and do not intend to for the foreseeable future; therefore, our expected dividend yield is zero.

We recognized stock compensation cost of $0, $0.5 million and $0.2 million in the consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004, respectively. All of the stock compensation cost is included in selling, general and administrative expenses for each of those three years. As of December 31, 2006, we had no unrecognized compensation costs related to share-based payments as all shares were fully vested. See Note 9 for a discussion of stock-based compensation.

Net Income (Loss) Per Common Share

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128). Under the provisions of SFAS 128, basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares for all periods would consist of dilutive stock options and are calculated based on the average share price for each fiscal period using the treasury stock method.

As we reported a net loss for all periods presented, basic and diluted net loss per common share are the same. Potentially dilutive securities outstanding were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. Potentially dilutive securities totaling 9,386,506, 10,178,969 and 12,036,551 for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded from the basic and diluted earnings per share because of their anti-dilutive effect.

Deferred Financing Fees

We amortize the costs we incur to obtain debt financing over the terms of the underlying obligations using the effective interest method. The amortization of debt financing costs is included in interest expense. Deferred financing fees were recorded in connection with the formation of Nationwide Auction Finance, LLC (“NAF”) and relate to a $25.0 million line of credit facility secured for the primary purpose of underwriting automobile loans. These fees are being amortized over the life of the related agreement, or five years. Accumulated amortization related to these fees was approximately $0.3 million for fiscal year 2006 and is included in interest expense in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We were required to adopt this interpretation in the first quarter of fiscal year 2007. The adoption of FIN 48 will not have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method we currently use, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, Materiality. The adoption of SAB 108 during 2006 did not have any material impact on the consolidated financial statements as no financial statements have been filed since 2000.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115 (“SFAS 159”). This new statement allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for the fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. SFAS 160 will be effective for fiscal years beginning after December 15, 2008. We are evaluating the impact of the provisions of Statement 160, but do not believe that it will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for the manner in which the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosure requirements on the nature and financial effects of the business combination. SFAS 141R applies to business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

We have sustained recurring losses and negative cash flows from operations for the past several years. As of December 31, 2006, we had approximately $45,000 of unrestricted cash and cash equivalents, a working capital deficit of $65.0 million and an accumulated deficit of $271.7 million. This situation raises substantial doubt as to our ability to continue as a going concern.

During 2006, we utilized approximately $10.7 million of cash in operations and raised approximately $8.6 million in net proceeds from debt agreements. The continuation of our business has been funded through a combination of private placement notes payable and other secured and unsecured debt, lines of credit and debt lease financing. Currently, we have approximately $46.1 million of outstanding notes payable and debt obligations that are due within the next twelve months as these obligations are in default. Included among these obligations are a series of twelve month promissory notes issued by us in connection with a private placement of our securities. Each of these notes was accompanied by a second note or bonus note equal to ten percent of the face amount of the corresponding private placement note payable, and which carried a zero coupon rate, and matures two years from issuance. Upon maturity of each private placement note payable, and for each twelve month period thereafter in which the note payable remains unpaid, the note holder is entitled to receive an additional bonus note. We are in the process of renegotiating the maturity dates on these financial obligations. Although we have been successful at renegotiating the terms of these obligations in the past, we can provide no assurances that we will be successful this time.

We continue to look for opportunities to improve our financial condition and reduce our debt obligations such as reducing our workforce levels, closing unprofitable locations and implementing certain other cost saving initiatives to improve cash flows. Our current operating plan anticipates increased revenues and improved profit margins through increased sales volume at existing auction and retail sites. Should these increased revenues and profit margins not be achieved, we will continue our efforts to implement a cost reduction program based on various triggering events and timeline that includes consolidation of facilities, streamlining of functions, monitoring of workforce levels and various other cost saving measures. These cost cutting measures may include significant reductions in sales and marketing and other areas that could potentially limit our ability to pursue new initiatives such as opening new retail or auction sites. We believe that our available funding sources, including commitments received from Axle Capital LLC (“Axle”) as well as the cash flows generated by the business, will be sufficient to fund our operating activities for at least the next twelve months. In that regard we have taken several steps to improve the available capital resources such as the following:

•

On March 14, 2007, we entered into an arrangement with Cogent Financial Group (“Cogent”), pursuant to which we assumed substantially all of the assets of Cogent for approximately $50.0 million. Cogent is a financial services company specializing in the servicing of motor vehicle and other retail installment contracts. We believe this acquisition will further complement the financing operations of NAF.

•

On April 4, 2007, we executed an amendment to our existing loan agreement with Axle to provide us an additional $11.2 million loan at 15% per annum, payable in five years. We agreed to issue Axle 4,000,000 warrants to purchase restricted common stock. The proceeds of the new loan are to fund our working capital needs.

Additionally, we are actively pursuing other sources of financing with several potential investors but cannot guarantee such alternatives will ultimately materialize. Our current plans and intentions contemplate obtaining additional funding and generating additional earnings and cash flow from existing businesses. Since there is no assurance that such funding or financial support will be available or adequate to allow us to successfully complete our operating plan, there is substantial doubt about our ability to continue as a going concern. Although we cannot assure the reader that such additional sources of financing will be available at acceptable terms given our historical recurring operating losses and negative operating cash flows, the continued and planned implementation of our cost reduction program will help to mitigate this risk.

These financial statements are prepared on a going-concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. However, our inability to reduce costs and improve operating margins as well as raise sufficient capital to fund our operations would have a material adverse affect on us and could impact our ability to continue as a going concern.

NOTE 4. ACQUISITION OF THE RETAIL BUSINESS

Effective November 1, 2005, we acquired all of the ownership interests in the Retail Business from its former owners, one of whom was an employee of Nationwide. The aggregate purchase price was approximately $1.6 million and consisted of cash payments of $0.4 million, notes payable approximating $1.0 million and 250,000 shares of our restricted common stock valued at $0.2 million. A final allocation of the purchase price is provided as follows (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:

Trade accounts receivable	$1,011
Inventory	966

Total assets	$1,977

Accounts payable and accrued expense	$(1,326)
Notes payable	(1,446)

Total liabilities	$(2,772)

Goodwill	2,416

Total purchase price	$1,621

The excess of purchase price over the fair value of net assets acquired of $2.4 million was recorded as goodwill which is amortizable for income tax purposes. Our results of operations for 2006 include the Retail Business since the effective date of November 1, 2005.

Prior to its sale, the Retail Business was owned by a former employee serving as Nationwide’s former chief executive officer and an independent contractor. The Retail Business was founded and funded by these individuals in 2003 to purchase and sell vehicles through the auction facilities owned and operated by Nationwide. Upon inception, our Board of Directors was presented with the opportunity to assume ownership of this business, but due to financial considerations, we declined the solicitation by these individuals but consented to the use of our facilities on the conditions that we would have the right to purchase the Retail Business at any time. The nature of the Retail Business involved the storage and sale of vehicles owned by the sellers, for which Nationwide was paid a nominal processing fee.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma results of operations assumes that the purchase of the Retail Business occurred as of January 1, 2004. This unaudited pro forma information should not be relied upon as being indicative of the results that would have been obtained if the Retail Business transaction had actually occurred on these dates, nor of the results that may be reported in the future.

	For the year ended December 31,
	2005	2004
	(in thousands)
Revenues	$27,299	$25,163
Operating loss	$(7,763)	$(5,204)
Net loss	$(18,314)	$(12,690)
Net loss per common share	$(0.61)	$(0.58)

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment are recorded at cost and consist of the following (in thousands):

	December 31
	2006	2005
Buildings	$300	$300
Equipment	1,623	1,823
Leasehold improvements	686	1,058
Construction in progress	172	—

Subtotal	2,781	3,181
Accumulated depreciation and amortization	(1,841)	(2,092)

Property and equipment, net	$940	$1,089

Depreciation and amortization expense related to these assets for fiscal 2006, 2005, and 2004, was approximately $0.3 million, $0.4 million and $0.4 million, respectively.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Employee compensation	$1,785	$2,201
Independent contractors	1,710	151
Taxes	1,880	1,363
Obligations to issue equity (1)	1,138	1,297
Other	1,854	1,141

	$8,367	$6,153

(1)	Represents the value of our unissued common stock and stock purchase warrants that have been reserved for in connection with the assumption of membership interest from Automax Pacific, LLC as of December 31, 2006 (See Note 7). At December 31, 2005, there were 850,000 unissued shares accrued for Nationwide Sellers (see Note 9).

NOTE 7. LONG TERM DEBT

Notes payable consists of the following (in thousands):

	December 31
	2006	2005
Senior secured notes payable which accrue interest at 10% per annum and mature one year from date of issuance. Maturity dates of outstanding notes payable continue to be extended beyond the initial year of issuance. Balance also includes senior secured notes payable issued as consideration for the extension of maturity dates. These notes payable are non-interest bearing and mature two years from the date of issuance. All of these notes payable are secured by issued and outstanding shares of common stock in our wholly owned subsidiary – Nationwide Auction Systems, Inc.	$10,703	$11,102
Senior unsecured notes payable which accrued interest at rates ranging from 5%-$15% per annum and mature on various dates through 2008. Balance also includes unsecured notes payable issued as consideration for the extension of maturity dates. These notes payable are non-interest bearing and mature two years from the date of issuance.	2,238	1,922
Senior unsecured note payable which accrued interest at a rate of 12% per annum unless the note is in default at which time the interest rate increases to 17% per annum. Note payable has a maturity date of November 26, 2007 and remains in default.	6,500	—
Notes payable due to Axle Capital, LLC due in monthly installments which commence in 2010 through the maturity date of 2012. The notes accrue interest at rates ranging from 12% to 15% per annum and are secured by substantially all of our assets. At December 31, 2006 the carrying balance is net of a debt discount of $0.2 million. (See Note 8 “Stock Purchase Warrants”)	10,242	—

	29,683	13,024
Amounts due to related parties:
Senior secured notes payable which accrue interest at 10% per annum and matured on various dates in 2006. Maturity dates of outstanding notes payable were extended beyond the initial year of issuance. Balance also includes senior secured notes payable issued as consideration for the extension of maturity dates. These notes payable are non-interest bearing and mature two years from the date of issuance. All of these notes payable are secured by either real estate owned by us or shares of common stock held by us in Eautoclaims.com.	4,944	3,764
Senior secured notes payable due to former owners of Nationwide Auctions Systems, Inc. which accrue interest at 10% per annum and are secured by certain real estate owned by us. Maturity date and terms of outstanding notes payable were modified. Balance also includes senior secured notes payable issued as consideration for the modification of these notes payables. These bonus notes payable are secured by outstanding shares of common stock in our wholly owned subsidiary – Nationwide Auction Systems, Inc.	4,526	4,149
Senior unsecured notes payable which accrued interest at 10% per annum. Balance includes $5.6 million which matured in February 2006, $0.1 million which matured in October 2006 and $0.2 million which is due on demand. These loans remain in default.	5,912	7,441
Notes payable due to former owner of the Retail Business which accrues interest at 4.04% per annum and matures in 2008. Principal payments of approximately $80,000 are due each month.	820	820
Other debt instruments	657	926

	46,542	30,124
Current portion of long term debt	(36,747)	(30,124)

	$9,795	$—

We are required to comply with certain financial covenants and remit principal payments in accordance with terms stipulated in the note agreements. As of December 31, 2006, we were not in compliance with the covenants and principal payment requirements; therefore, the majority of the notes payable are considered in default and have been classified as current in the accompanying balance sheets.

Effective July 12, 2006, Axle Capital LLC agreed to advance to us approximately $25.0 million in the form of a line of credit facility with an interest rate of 15% consisting of cash interest at 12% and paid-in-capital interest at 3% upon executing the agreement. The loan has a maturity date of May 1, 2012 and stipulates interest only payments beginning May 1, 2007 through May 1, 2010 followed by the outstanding principal being paid in 24 equal installments through May 1, 2012. All remaining outstanding principal, interest and other amounts, in any, are due on the maturity date.

As an inducement for the $25.0 million line of credit facility, we agreed to assume a 100% membership interest in Automax Pacific, LLC for $8.3 million. Automax Pacific, LLC was a portfolio company of the lender and was engaged in the business of selling used automobiles from several used car lots located in Southern California. The aggregate consideration granted for the membership interest consisted of the assumption of $7.2 million of outstanding debt as well as the issuance of 500,000 shares of our common stock along with 429,000 stock purchase warrants to purchase additional common stock valued at $1.1 million. As of the date of the transaction, we did not have authorization to issue the common shares or warrants, therefore, the issuance of these equity instruments are accrued for as a liability as of December 31, 2006. We assumed rights to certain assets consisting of $1.7 million of cash; $1.7 million of inventory as well as $1.1 million of accounts receivable and miscellaneous other assets. A summary of the consideration granted for the rights to the assets assumed is as follows (in thousands):

Liabilities assumed/consideration granted	$8,300
Acquired tangible assets	4,500

Deferred financing costs	$3,800

In connection with this transaction we considered the guidance in Emerging Issues Task Force No. 98-3, determining whether a nonmonetary transaction involves receipt of productive assets or of a business, and concluded although we received certain productive assets the transaction did not constitute a business combination. Since this transaction was executed to obtain a $25.0 million line of credit facility, we allocated approximately $3.8 million of the excess liabilities assumed/consideration granted to deferred financing costs as they represent the loan origination fees paid to Axle to execute the credit facility. These fees are being amortized over the anticipated life of the credit facility or approximately 6 years. As a result, the effective interest rate for this loan approximates 18% per annum. The outstanding balance on the credit facility was $2.0 million and $0 as of December 31, 2006 and 2005, respectively.

Effective October 31, 2005, we executed a $2.0 million auto flooring line of credit facility with a financial institution, with an interest rate at prime plus 3.5% to 5.0% per annum (11.35% as December 31, 2006) on the outstanding balance. The line of credit is secured by all vehicles purchased through funding provided under this arrangement. In April 2006, the eligible borrowing base was increased to $3.0 million and the maturity date of December 31, 2007 was eliminated from the agreement. As of December 31, 2006 and 2005, the outstanding balance on this line of credit was $2.9 million and $1.9 million, respectively. As of December 31, 2005, the $1.9 million outstanding balance is reduced by the unamortized debt discount (See Note 8 “Stock Purchase Warrants”) of $0.2 million resulting in a carrying balance of $1.7 million.

In connection with the bankruptcy settlement for Artra Group Incorporated, we are required to make a cash payment of $1.8 million and execute a secured promissory note payable for $2.5 million to the Artra Asbestos Trust. In order to make the initial cash payment of $1.8 million, we borrowed on the $25.0 million line of credit facility with Axle as discussed above. Additionally, the note payable with the Artra Asbestos Trust for $2.5 million has a zero coupon rate and matures in 5 years with no principal payments due until the maturity date. Since the $2.5 million note payable has a below market interest rate, we recorded the note at its net present value using an assumed interest rate of 20.0% or an interest rate at which we believe Artra could obtain from a financing institution. Therefore this portion of the note payable was recorded at $1.0 million. Furthermore, a portion of the promissory note or $0.5 million is convertible into 200,000 shares of common stock. This conversion feature is exercisable at any time by the holder but is also exercisable by us only if the options are in the money (stock value is greater than $2.50 per share for 10 days prior to and on the day of conversion and the average trading volume must be 20,000 shares per day or higher for the same period). Additionally, the promissory note includes prepayment discounts of (i) $1.5 million if paid in full before April 2009, (ii) $1.0 million if paid in full by April 2010, and (iii) $0.5 million if paid in full by April 2011. As of December 31, 2006 and 2005, the outstanding balance on this note payable was recorded at $2.8 million (See Note 12).

In conjunction with the issuance or extension of certain notes payable issued from January 1, 2004 through December 31, 2006, the note holders received stock purchase warrants to purchase an aggregate of 5,668,874 shares of the our common stock at exercise prices ranging from $0.10 to $1.91 per share. The stock purchase warrants are scheduled to expire during various dates from 2008 through 2010 and may be extended for an additional year at our option. The proceeds received in the various financings were allocated to the notes payable and stock purchase warrants based on the relative fair value of each instrument at the time of issuance. The fair value of the stock purchase warrants was estimated using the Black-Scholes Option Pricing model with the following assumptions.

Exercise prices	$0.10 to $1.91
Volatility factor	109.0% to 121.0%
Expected term	3 to 5 years
Risk free interest rate	3.07% to 5.07%
Dividend yield	0%

Upon issuance, we recorded the stock purchase warrants at $1.6 million, $2.8 million and $3.0 million in 2006, 2005 and 2004, respectively. The recording of the stock purchase warrants resulted in a discount on the notes payable which is being accreted as a charge to interest expense over the estimated maturity period of the respective notes payable using the effective interest method. At December 31, 2006 and 2005, the remaining debt discount was $0.2 million and $0.7 million, respectively. The notes payable were recorded at the relative fair value which was determined to be reasonable based on an assumed effective interest rate which ranged from 11.0% to 25.0% per annum.

Additionally, upon the extension or modification of our notes payable, we have issued bonus notes payable along with the stock purchase warrants discussed above. At the date of modification, we considered the guidance in the Emerging Issues Task Force No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, when accounting for the original outstanding notes payable and additional consideration (e.g. bonus notes payable and stock purchase warrants) granted to the note holders. In those situations when there has been a substantial change in the terms of the debt instruments, we have recorded the additional consideration as a charge to loss on extinguishment of debt. Total amount recorded to interest expense as a result of the issuance of bonus notes and warrants was $1.0 million, $1.3 million and $1.1 million in 2006, 2005, and 2004, respectively.

Scheduled maturities of long-term debt are as follows (in thousands):

	Related Party Obligations	Total
2007	$16,859	$41,483
2008	—	1,490
2009	—	2,085
2010	—	3,050
2011	—	2,696
Thereafter	—	3,189

Total	$16,859	53,993

Unamortized debt discount		(1,725)

		$52,268

NOTE 8. STOCK PURCHASE WARRANTS

Information regarding stock purchase warrants to purchase shares of our common stock for the years ended December 31 is as follows:

	2006	2005	2004
Amount outstanding at beginning of year	2,832,652	4,212,647	2,828,000
Granted	1,725,501	2,287,505	2,219,647
Exercised	(571,164)	(3,182,500)	(805,000)
Canceled	(571,510)	(485,000)	(30,000)

Amount outstanding at end of year	3,415,479	2,832,652	4,212,647

	$0.08	$0.08	$0.08
Exercise prices per share	to	to	to
	$3.00	$3.00	$16.21

All stock purchase warrants outstanding at December 31, 2006 were immediately vested and exercisable upon issuance and expire at various dates during the periods from 2007 through 2011. These stock purchase warrants were issued principally as additional consideration for the extension or modification of various notes payable.

In conjunction with the issuance of certain notes payable during 2004, the note holders received restricted stock purchase warrants to purchase an aggregate of 2,092,505 shares of our common stock at an exercise price of $0.10 to $1.91 per share and which expire in 5 years. The stock purchase warrants were due to expire in 2009 but were extended until 2010 in accordance with the warrant agreement as a result of the extension or modification of certain notes payable. We initially recorded the stock purchase warrants issued at $3.0 million based on the fair value of warrants granted and the proceeds received from the notes payable thereby recording a discount on the respective notes payable issued in 2004. During 2004, stock purchase warrants to purchase 805,000 shares of our common stock at a price of $0.10 per share were exercised for a total consideration of $81,000.

During 2005, in conjunction with the issuance or extension of certain notes payable issued during 2004 and 2005, the note holders received additional restricted stock purchase warrants to purchase an aggregate of 2,272,505 shares of our common stock at an exercise price of $0.10 to $1.27 per share which also expire in 5 years. The stock purchase warrants were scheduled to expire during the periods from 2008 through 2010 but we again extended the terms of the stock purchase warrants for another year such that these stock purchase warrants now expire during the periods from 2009 through 2011. We recorded the stock purchase warrants issued at $2.8 million based on the fair value of warrants granted and the proceeds received from the notes payable thereby recording a discount on the respective notes payable issued in 2005. During 2005, stock purchase warrants to purchase 3,182,500 shares of our common stock at prices ranging from $0.08 per share to $1.91 per share were exercised for total consideration of $1.2 million, of which $55,100 was paid in cash.

During 2006, in conjunction with the extension of certain notes payable issued during 2004 and 2005, the note holders received additional restricted stock purchase warrants to purchase an aggregate of 1,303,864 shares of our common stock at an exercise price of $0.10 to $1.50 per share and expired in 5 years. The stock purchase warrants were scheduled to expire during the periods from 2009 through 2011 but were extended by one year. We recorded the stock purchase warrants issued at $1.4 million, based on the fair value of warrants granted and the proceeds received from the notes payable thereby recording a discount on the respective notes payable issued in 2006. During 2006, stock purchase warrants to purchase 571,164 shares of our common stock at a prices ranging from $0.08 per share to $0.20 per share were exercised for total consideration of $61,000. On October 11, 2006, we issued 275,000 warrants in conjunction with borrowing agreement with Axle.

NOTE 9. STOCK OPTIONS AND CAPITAL STOCK TRANSACTIONS

We have stock option plans that provide for the granting of either incentive or non-qualified stock options to officers, key employees and non-employee members of our board of directors. The purpose of the plans is to enhance our ability to attract, motivate and retain those individuals who we rely on for the continuation and success of our business. Since 1996, we have awarded stock options under a number of different stock options plans. In each case, the plans were either never registered with the SEC or, if they were registered, such registration is not currently effective. As a result, any unexercised shares currently issuable pursuant to any such award will not be registered shares and will remain this way until we either file a registration statement with respect to such shares and the registration becomes and remains effective until the date of exercise or an exemption from registration is available at the time of exercise. Stock options granted under our plans may have exercise prices less than the fair market value of our common stock on the date of grant and terms that will not exceed ten years. Generally the vesting of our stock-based awards ranges from three to five years. All awards are subject to forfeiture if employment or other service terminates prior to the vesting of the awards.

A summary of stock option plans is as follows:

The 2003 Non-Qualified Disinterested Director Stock Option Plan

In January 2003, our board of directors adopted the 2003 Non-Qualified Stock Option Plan for Disinterested Directors (the 2003 Directors’ Plan). The 2003 Directors’ Plan reserved 400,000 shares of our common stock for the granting of stock options. Total options available under the plan as of December 31, 2006 were 150,000.

The 2003 Non-Qualified Employee Stock Option Plan

In January 2003, our board of directors adopted the 2003 Non-Qualified Employee Stock Option Plan (the 2003 Plan). The 2003 Plan reserved 3,000,000 shares of our common stock for the granting of stock options. Total options available under the plan as of December 31, 2006 were 175,000.

The 1999 Non-Qualified Stock Option Plan

We have stock options outstanding for an aggregate of 400,000 shares of our common stock issued to two former employees of entrade.com under the 1999 Non-Qualified Stock Option Plan at an exercise price of $2.75 per share. The stock options originally became exercisable through February 2001 and expire in February 2009.

The 1999 Non-Qualified Stock Option Plan for Non-Executive Employees

In October 1999, our board of directors adopted the 1999 Non-Qualified Stock Option Plan for Non-Executive Officer Employees (the 1999 Plan). The 1999 Plan originally reserved 1,000,000 shares of our common stock for the granting of stock options. In January 2000, our board of directors amended the 1999 Plan to increase the number of shares of our common stock reserved for the granting of stock options under the plan to 2,000,000.

Other Stock Option Awards

Our Board of Directors has not authorized the issuance of any non-qualified stock options to employees, officers or directors outside of the plans described above.

Stock Option Activity

The following table summaries the stock option activity for each of the three years in the period ended December 31, 2006:

	Number of stock options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value (in thousands)
Balance at January 1, 2004	6,244,349	$2.00
Granted	125,000	1.53
Exercised	(635,000)	0.20
Forfeited	(29,500)	8.19

Balance at December 31, 2004	5,704,849	2.15
Granted	635,750	(0.10)
Exercised	(1,505,000)	(0.18)
Forfeited	(238,750)	1.37

Balance at December 31, 2005	4,596,849	2.45
Granted	—	—
Exercised	(22,182)	(0.10)
Forfeited	(984,271)	(5.06)

Balance at December 31, 2006	3,590,396	$1.74

Vested and expected to vest at December 31, 2006	3,590,396	$1.74

Exercisable at December 31, 2006	3,590,396	$1.74	5.05 years	$1,489

Weighted Average Assumptions used to Estimate Option Values

The following table summaries the assumptions used to estimate the fair value of stock-based awards as of the grant date in each of the following years:

	Year Ended December 31
	2006	2005	2004
Expected dividend yield	—	—	—
Expected stock volatility	—	121%	121%
Risk-free interest rates	—	4.22%	3.83%
Expected lives (in years)	—	6.5	6

Using these assumptions in the Black-Scholes model, the weighted average fair value of stock options granted was $0.82 per share in 2005, and $1.50 per share in 2004. There were no stock options granted in fiscal 2006.

During 2006, 2005 and 2004, the intrinsic value of stock options exercised totaled $0.8 million, $1.9 million and $37,000 respectively. The intrinsic value of stock options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised. During 2006, 2005 and 2004, the grant date fair value of stock options vested totaled zero, $0.5 million and $0.2 million.

Capital Stock Transactions

During the year ended December 31, 2004, we issued 635,000 shares of our common stock in a cashless exercise of stock options in satisfaction of accrued wages of which 500,000 shares were issued to a former owner of Nationwide. Additionally, we issued 805,000 shares of our common stock in another cashless exercise of stock purchase warrants in satisfaction of accrued wages and consulting fees for the former owners of Nationwide. And finally, during 2004, we issued 1,500,000 shares of our common stock as consideration for an extension on the maturity dates of our outstanding notes payable due to former owners of Nationwide. The former owners of Nationwide are considered related parties.

During the year ended December 31, 2005, we issued 1,505,000 shares of our common stock in a cashless exercise of stock options in satisfaction of accrued wages of which 725,000 shares were issued to John Harvey, a related party. Additionally, we issued 2,159,500 shares of our common stock in a cashless exercise of stock purchase warrants in satisfaction of notes payable due to the former owners of Nationwide. And finally, during 2005, we issued 1,150,000 shares of our common stock as consideration for an extension on the maturity dates of our outstanding notes payable due to former owners of Nationwide. The former owners of Nationwide are considered related parties.

During the year ended December 31, 2006, we issued 571,164 shares of our common stock in a cashless exercise of stock purchase warrants in satisfaction of accrued interest on private placement notes payable and 1,850,000 shares of common stock were issued for extensions on notes payable due to former owners of Nationwide.

NOTE 10. SHARES RESERVED FOR FUTURE ISSUANCE

As of December 31, 2006, we have reserved shares of common stock for future issuance as follows:

Exercise of stock purchase warrants	3,415,479
Exercise of stock options	3,590,396
Stock options reserved by the Board of Directors under option plans	1,798,500

8,804,375

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain office and other facilities. At December 31, 2006, net future minimum lease payments under operating leases that have an initial or remaining non-cancellable term of more than one year are (in thousands):

Year	Related Party Commitments	Non-Related Party Commitments	Total Contractual Commitments
2007	$1,260	$1,270	$2,530
2008	1,260	938	2,198
2009	525	539	1,064
2010	—	390	390
2011 and thereafter	—	300	300

	$3,045	$3,437	$6,482

Rental expense was $3.3 million, $3.1 million and $2.8 million in 2006, 2005 and 2004, respectively, of which $2.0 million, $2.3 million and $2.0 million respectively, are classified in cost of revenues. A trust for the benefit of John Harvey, the Chairman of our board of directors’ owns the building in which we lease office space for our corporate headquarters in Chicago, Illinois. Rental expense for this lease was $0.2 million, $0.2 million and $0.3 million annually for 2006, 2005 and 2004, respectively.

Nationwide leases two of its facilities from an informal partnership in which a partner is a former owner of Nationwide. Rental expense for these leases was $1.1 million, $0.9 million, and $1.0 million annually for 2006, 2005, and 2004, respectively. Future lease commitments under this agreement included in the table above are approximately $1.3 million per year through 2008 and $0.5 million in 2009.

We abandoned operations in our Anaheim, North Hollywood and San Diego, California locations in 2007 and Long Beach, California in April 2008. Additionally, we are currently in default on both of our leases in Chino, California and have received, or been notified that we will receive a notice to vacate the property. Currently, we are not using these locations for any business purposes.

Employment and Consulting Contracts

Currently, we do not have any employment contracts with executives. However, we have other consulting agreements with various service providers that, in certain instances, are assisting management. As of December 31, 2006, the aggregate accrued liability for services rendered by consultants is approximately $1.7 million.

Litigation

We are involved in various legal actions in the normal course of business. Based on current information, including consultation with the our external legal counsel, we believe that we have adequately reserved for any ultimate liability that may result from these actions such that any liability would not materially affect our consolidated financial position, results of operations or cash flows as of December 31, 2006.

Subsequent to December 31, 2006, we were notified of two legal matters involving Nationwide. In both cases the plaintiff is alleging breach of contract in connection with transactions at our auction sites. The plaintiffs are claiming financial damages and the range of financial exposure approximates $0.5 million to $0.8 million. We are in consultation with our external legal counsel which is in the discovery phase of the cases. We believe that we have sufficient evidence to vigorously defend our position and mitigate any financial exposure. Our evaluation of the likely impact of these actions could change in the future and unfavorable outcomes and/or defense costs, depending upon the amount and timing, could have a material adverse effect on our results of operations or cash flows in a future period.

NOTE 12. ASBESTOS LITIGATION

Prior to our merger with Artra in September 1999, Artra acquired the Synkoloid Company through a series of transactions, and assumed all of Synkoloid’s liabilities arising after 1962. The Synkoloid Company was primarily a manufacturer of paint and other industrial chemical products. Artra later sold the assets of Synkoloid in 1981 to the Muralo Company, Inc. Since 1983, Artra has been responding to significant product liability claims relating to the use of asbestos in the manufacture of products by Synkoloid.

In connection with these asbestos claims, Artra’s primary insurance carriers paid approximately $13.0 million in disposition of the claims from 1983 through September 1998, at which time Artra’s primary insurance carriers asserted that the primary insurance coverage had been exhausted. Beginning in September 1998, certain of Artra’s excess insurance carriers, under a reservation of the right to deny coverage at a subsequent date, assumed the defense of the claims and paid defense, settlement and indemnity costs relating to these claims, which costs totaled approximately $17.5 million through December 31, 1999.

Citing the rising tide of asbestos claims against it, Artra filed for Chapter 11 protection in the U.S. Bankruptcy Court on June 3, 2002. Facing upwards of $100 million in unresolved judgments, the petition encompassed numerous subsidiaries including Synkoloid. Also in 2002, the Bankruptcy Court appointed a creditors committee to represent the unsecured creditors of Artra. The creditors committee sought to consolidate us with Artra for purposes of the bankruptcy case. In connection with this action, the creditors committee alleged that we were obligated to Artra for $23.4 million of promissory notes which were made in 2001 plus accrued interest.

In response to the creditor committee’s action, we negotiated a settlement with Artra, the creditors committee, and the representative for future asbestos claimants. On January 24, 2007, Artra and the creditors committee filed an Amended Joint Reorganization Plan which (i) created an Asbestos Trust to which all existing and future asbestos claims against Artra would be channeled for resolution and payment, (ii) transferred assets to the Asbestos Trust as well as (iii) resulted in a reorganized business with sufficient assets to fund post-confirmation business activities. Additionally, the settlement agreement established a permanent channeling injunction enjoining future prosecution against any of the released parties.

Furthermore, the Artra Trust was established to settle all other claims, which are being further funded by certain insurance carriers. In conjunction with the settlement, insurance proceeds of up to $62.7 million are to be paid into the Asbestos Trust. Additionally a settlement amount of $2.5 million will be paid by Muralo Company, Inc. into the Asbestos Trust. As a result, this settlement agreement finalizes our efforts expended over the past several years and forces the insurance carriers to fund these claims.

Since the Artra litigation originated prior to 1999 and the settlement agreement was executed in 2007 (prior to the issuance of the financial statements), we have concluded that this event represents a Type 1 subsequent event under the guidance of SAS 1. Therefore we have recorded the settlement transaction including the anticipated cash payment of $1.8 million and the net present value of the $2.5 million promissory note, both due to the asbestos trust as a note payable of $2.8 million outstanding as of December 31, 2006 and 2005.

NOTE 13. INCOME TAXES

A summary of the provision for income taxes is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	2	2	2

Provision for income taxes	$2	$2	$2

The reconciliation of income tax computed at the federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Provision (benefit) for income taxes using statutory tax rate	$(9,356)	$(6,251)	$(4,292)
State and local taxes, net of federal benefit	(1,514)	(886)	(626)
Non deductible items	535	1,085	644
Valuation allowance	10,337	6,054	4,276

Provision for income taxes	$2	$2	$2

Significant components of our deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2006	2005
Deferred tax assets:
Accrued expenses	$81	$41
Allowance for doubtful accounts	2,978	2,978
Charitable contributions	39	35
Tax credits	680	680
Investment in affiliate	14,037	14,037
Stock based compensation	6,557	6,359
Net operating losses	57,516	46,464

Total deferred tax assets	81,888	70,594
Deferred tax liabilities:
State taxes	(5,666)	(4,886)
Depreciation and amortization	(446)	(268)
Total deferred tax assets	75,776	65,440

Valuation allowance	(75,776)	(65,440)

Net deferred income taxes	$—	$—

We have a history of reported net losses. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A valuation allowance has been established against the entire net deferred tax asset as of December 31, 2006 and 2005.

At December 31, 2006, we had Federal income tax loss carry forwards of approximately $134.3 million expiring principally between the years 2008 through 2026, and available to be applied against future taxable income, if any. Section 382 of the Internal Revenue Code of 1986 limits a corporation’s utilization of its Federal income tax loss carry forwards when certain changes in the ownership of a corporation’s common stock occurs. We have not completed the analysis of potential limitations on the future use of our tax loss carry forwards and therefore, the availability of these loss carry forwards to offset future taxable income (if any) is uncertain.

A portion of the net operating losses generated through December 31, 2006 resulted from stock based compensation deductions in excess of amounts charged to expense. Accordingly, a portion of the valuation allowances would not result in a benefit to income tax expense, if reversed in future periods.

We are required to file tax returns on a routine basis and we are examined by tax authorities in the U.S. and in various state jurisdictions. We are not currently under audit by any taxing authorities. In general, the tax years 2004 through 2007 remain subject to examination by U.S. federal and most state tax authorities.

NOTE 14. EMPLOYEE BENEFIT PLANS

We maintained a defined contribution 401(k) plan covering substantially all employees. At the end of 2006, we terminated the 401(k) and provided for the proceeds to be distributed to the plan participants. The total expense charged to operations relating to this plan amounted to $0.1 million for the periods ended December 31, 2004 and 2005. There was no expense for the period ended December 31, 2006.

Nationwide had a qualified, noncontributory profit sharing plan in effect for certain eligible employees. The plan provided for contributions by us in such amounts as the board of directors may annually determine. There were no contributions made to the plan for the plan years 2006 and 2005 and the plan was terminated on December 31, 2006

NOTE 15. BUSINESS SEGMENTS

We follow Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information. The operating segments reported below are the segments for which separate financial information is available and for which operating results are evaluated regularly by the chief operating decision makers and executive management in deciding how to allocate resources and in assessing performance. Our two reportable segments consist of the Auction Division and the Retail Division. The Auction Division renders services on behalf of a consignor in selling various merchandise at our auction sites. Consignor fees are negotiated with each consignor and are deducted from the purchase price. Retail Division sells and services used vehicles through our network of auction sites. Additionally, this division provides finance and insurance products as well as the sale of parts and services for used automobiles. We measure operating gross profit reported for each business segment, which includes the revenues and costs that are directly attributable to the operations of that segment, and excludes certain unallocated corporate operating expenses as well as interest and other income (expense), net, and income taxes.

The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements. Identifiable assets are those used by each segment in its operations. Included in corporate activities are general corporate expenses. All inter-company transactions between segments have been eliminated.

The following table summarizes financial information for our reportable segments for the years ended December 31, 2006, 2005 and 2004 respectively (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net revenues:
Auction division	$9,928	$13,972	$17,292
Retail division	47,393	4,458	—

Total net revenues	57,321	18,430	17,292

Gross profit:
Auction division	2,883	5,208	7,534
Retail division	7,117	662	—

Total gross profit	10,000	5,870	7,534

Corporate expenses	28,622	14,539	12,803

Operating loss	(18,622)	(8,669)	(5,269)

Other income (Expense):
Interest expense	(6,957)	(8,182)	(6,892)
Other income (expense)	(1,968)	(1,072)	(592)

Loss before income taxes	$(27,547	$(17,923)	$(12,753)

Total assets:
Auction division	$1,471	$1,884	$3,164
Retail division	10,716	5,872	—
Corporate	1,356	2,887	3,360

Total assets	$13,543	$10,643	$6,524

NOTE 16. RELATED PARTY TRANSACTIONS

We have a history of entering into agreements and transaction with related parties. These transactions generally result in the issuance of subordinated notes payable and equity instruments.

As of December 31, 2006 and 2005 our balance sheet contains the following amounts with related parties (in thousands except share information):

Related party relationship	Subordinated notes payable		Notes receivable		Stock purchase warrants
	2006	2005	2006	2005	2006	2005
Officers and Directors (a)	$4,944	$4,140	$650	$484	559,870	433,360
Nationwide Sellers/Shareholders	4,683	5,826	—	—	377,200
Retail Sellers	1,320	1,320	—	—	—	—
Other	5,912	5,814		—	—	—

Total	$16,859	$17,100	$650	$484	937,070	433,360

(a)	Includes former directors who were our directors at the time of the original transaction.

Subordinated Notes Payable and Stock Purchase Warrants

Officers and Directors:

During fiscal year 2000 through fiscal year 2003, we entered into a series of transactions with certain directors and former directors which resulted in the issuance of stock purchase warrants. To Mr. Howard Conant, we issued 282,500 warrants to purchase our common stock at prices from $0.10 to $16.21 per share. To Mr. Gerard Kenny we issued 31,000 warrants to purchase our common stock for prices from $0.10 to $16.21 per share.

During 2004, we issued $13.1 million in subordinated notes, and 1,185,000 ten year stock purchase warrants to purchase our common stock at $0.10 per share. Of the subordinate notes, $2.2 million were issued to Mr. Conant and $0.2 million were issued to Mr. Kenny. Of the warrants, 200,000 were issued to Mr. Conant and 13,680 were issued to Mr. Kenny.

During 2004, we issued $1.0 million of unsecured subordinated notes (the Notes) to Mr. Conant due on demand. The Notes included warrants to purchase 5,000 shares of common stock at $0.10 per share, and additional warrants to purchase 5,000 share of common stock at the same price for each week that the Notes remained outstanding. In total 30,000 warrants to purchase shares were issued to Mr. Conant. In August 2004, in exchange for a principal payment of $0.5 million, Mr. Conant agreed to amend the Notes to terminate our obligation to issue further warrants. In June 2005, Mr. Conant agreed to roll the remaining principal of $0.5 million into secured subordinate notes issued by us.

In December 2004, Mr. Kenny exchanged rights under a certain note held with us, under which we owed him over $0.1 million in principle and accrued interest, for a secured subordinated note of the same amount, a two year subordinated note of $136,800 and warrants to purchase 13,680 shares of common stock at $0.10 per share.

During 2005, we issued $9.3 million of secured subordinated notes and warrants to purchase 1,282,505 shares of common stock at $0.10 per share. Of the subordinated notes, $0.8 million were issued to Mr. Conant and $0.2 million were issued to Edward Celano. In addition we issued five year warrants to purchase 250,000 and 10,000 shares of common stock at $0.10 per share to Mr. Conant and Mr. Celano, respectively.

During 2005, we issued $0.5 million in unsecured subordinated notes due on demand to Mr. Conant. The notes included five year warrants to purchase 27,500 shares of common stock at $0.10 per share.

In 2006, we issued $2.3 million in unsecured subordinated term and demand notes. Of these notes, $0.1 million were issued to Mr. Conant. The notes included five year warrants to purchase 10,000 shares of common stock at $0.10 per share.

In April, 2006, as part of a Bankruptcy sale, Mr. Conant purchased $0.9 million of our secured subordinated notes and 186,510 in stock purchase warrants issued to others.

As of December 31, 2006 Mr. Conant held $4.2 million in outstanding subordinated notes and 446,510 warrants to purchase our common stock at $0.10 per share. As of December 31, 2005, Mr. Conant held $3.4 million in subordinated notes and 320,000 warrants to purchase shares of our common stock at prices from $0.10 to $2.88 per share.

As of December 31, 2006 Mr. Kenny held $0.2 million in outstanding subordinated notes and 43,360 stock purchase warrants at prices from $0.08 to $0.10 per share. As of December 31, 2005 Mr. Kenny held $0.2 million in outstanding subordinated notes and 53,360 warrants to purchase our common stock at prices from $0.08 to $2.88 per share.

As of December 31, 2006 and 2005, Mr. Celano held $0.1 million in outstanding subordinated notes and 20,000 and 10,000 warrants to purchase shares of our common stock at $0.10.

As December 31, 2006 and 2005 Mr. Maynard Louis held $0.4 million in outstanding subordinated notes and 50,000 warrants to purchase shares of our common stock at a purchase price of $0.10 per share.

The stock purchase warrants expire five years after the date of grant.

See Note 7 “Long-term debt” for a description of the terms of the subordinated notes payable outstanding at December 31, 2006 and 2005.

Nationwide Sellers:

In October 1999, we entered into a purchase agreement with Mr. Don Haidl and Mr. Corey Schlossmann Core Capital IV Trust and Capital Direct 1999 Trust (owned by Mr. Haidl) to purchase all of the outstanding capital stock of Nationwide Auction Systems, Inc. (“Nationwide Sellers”). Consideration for the purchase consisted of cash, shares of our common stock, subordinated notes in the amount of $4.8 million and subordinated term notes in the amount of $14.0 million. In January 2000, the remaining amount due on the subordinated notes was converted into 278,985 shares of our common stock. The subordinated term notes (the “Seller Notes”) remained outstanding.

In May 2004 and November 2004, we entered into certain forbearance agreements with the Nationwide Sellers related to the Seller Notes, pursuant to which we issued 625,000 five year restricted warrants at $0.10 per share under the May 2004 forbearance agreement and a total of 750,000 unregistered common shares to Mr. Haidl and 750,000 unregistered common shares to Mr. Schlossmann under the November 2004 agreement.

On February 22, 2005, we entered into a Settlement Agreement with the Nationwide Sellers related to our default under the Seller Notes. The Seller Notes were secured by a pledge of 100% of the capital stock of Nationwide.

Immediately prior to the consummation of the Settlement Agreement, our obligation under the Sellers Notes, including principal and interest, was approximately $10.1 million. Pursuant to the Settlement Agreement, John Clapp (the “Buyer”) purchased a portion of the Seller Notes (the “Purchased Seller Notes”), together with an assignment of the Nationwide Sellers’ rights under the various security and related agreements associated with the Seller Notes (the “Security Documents”) for $2.5 million. We and the Buyer immediately thereafter entered into a note restructuring agreement. Pursuant to the note restructuring agreement, the Buyer agreed to reduce the face value of the Purchased Notes to $2.5 million, in exchange for us amending the Security Documents to include an additional $3.1 million owed to the Buyer by us within the protection of the Security Documents. The Buyer further agreed to extend the maturity date of all indebtedness owed to the Buyer by us until February 15, 2006. Additionally, we issued to the Buyer 500,000 warrants to purchase our common stock at an exercise price of $0.10 per share. The Buyer is the son-in-law of James J. Harvey, a member of our board of directors.

Concurrently with the note restructuring agreement, we entered into an agreement with the Nationwide Sellers, (the “Retained Note Agreement”) with respect to the treatment of the portion of the Seller Notes not purchased by Buyer (the “Retained Notes”). Pursuant to the Retained Note Agreement, the Nationwide Sellers agreed to convert a portion of the Retained Notes into approximately 3,772,000 shares of our common stock. The Nationwide Sellers further agreed to subscribe for $3.7 million in a private securities offering in which we were engaged. The balances of the Retained Notes were delivered to us in payment by the Nationwide Sellers of the subscription price.

Additionally, from 1999 through 2003, we entered into certain employment and consulting agreements with Mr. Haidl and Mr. Schlossmann.

Because we failed to comply with the terms of Mr. Schlossmann’s original employment agreements, commencing August 2003 and continuing through December 31, 2005, we entered into a long-term employment agreement with Mr. Schlossmann whereby we agreed to pay him not less than $250,000, annually. As additional consideration for Mr. Schlossmann to remain in our employment until December 31, 2005, we agreed to grant an additional 750,000 warrants to purchase our common stock at an exercise price of $0.10 per share. The additional stock purchase warrants vested immediately.

On February 17, 2005, Mr. Schlossmann and Public Auction Systems (Owned by Don Haidl) loaned Nationwide $0.1 million and $1.1 million, respectively. We thereupon issued in return our secured subordinated notes and two year non-interest subordinated notes to each Nationwide Seller, maturing on March 21, 2005, and collateralized real estate owed by us. According to the terms of the notes, if the loan was in default, for each week or part thereof that the loan default continues, we would be required to issue 50,000 shares of our common stock to the lenders for each week that the note is in default. We subsequently defaulted on the notes, which resulted in the issuance of 3,000,000 shares of our commons stock. Of that amount 1,150,000 were issued in 2005 (1,035,000 to Mr. Haidl, 115,000 to Mr. Schlossmann) and 1,850,000 were issued in 2006 (1,665,000 to Mr. Haidl and 185,000 to Mr. Schlossmann). On June 22, 2006, the notes were paid in full per the terms of the May 25, 2006 Settlement Agreement.

Up until October 2006, Nationwide maintained permanent auction facilities in California, Delaware, Georgia, Illinois, Missouri, and Texas. In October of 2006, Nationwide undertook a corporate restructuring to reduce the number of cities and states in which it operates. As part of this restructuring, Nationwide entered into a letter agreement with Mr. Schlossmann, and certain parties related to Mr. Schlossmann (the “Schlossmann Parties”), for the sale of all of Nationwide’s existing assets and business operations relating to its auction sites located in Delaware, Georgia, and Texas (the “Purchased Locations”).

In consideration for the Purchased Locations, the Schlossmann Parties agreed to assume all of Nationwide’s obligations under the real property leases relating to such properties. As a result of the transfer of these lease obligations, Nationwide realized a savings related to the subject leases of approximately $1.7 million, excluding the associated savings related to real estate taxes and other costs otherwise attributable to Nationwide. We agreed to pay a lease assumption fee of $0.3 million to the Schlossmann Parties. Concurrently with the consummation of the Letter Agreement, Mr. Schlossmann tendered, and we accepted, his resignation as an officer of Nationwide and a member of our board of directors. Mr. Schlossmann’s employment agreement was also terminated, concurrently with the consummation of the Letter Agreement. The Schlossmann Parties also agreed to limit competitive activities with Nationwide in California, Arizona, Nevada, and Florida for a period of three (3) years, provided that Nationwide does not default on its obligations under the letter agreement.

Concurrently with the execution of the Letter Agreement, we entered into a series of agreements (the “Lease and Promissory Note Agreements”) with Corey Schlossmann and/or Don Haidl and Hearthstone properties (owned by Corey Schlossman and Don Haidl, collectively, the “Landlord”). Under the Lease and Promissory Note Agreement, each of the Landlord, Mr. Schlossmann and Mr. Haidl , as applicable, waived and rescinded certain alleged performance defaults by us under the leases in City of Industry, California, and Benicia, California, and certain promissory notes and related obligations owned by us. Each of the Landlord and Mr. Schlossmann and Mr. Haidl, as applicable, further agreed to extend from July 2006 to November 2006, the right for us to receive a prepayment discount upon full payment of related subordinated notes. The aggregate face value of the subordinate notes was up to $1.9 million ($1.7 million and $0.2 million), payable over 12 months. In the event we prepaid the entire balance of the subject notes prior to November 15, 2006, we would receive a discount of $0.5 million. In exchange for the agreements of the Landlord, Mr. Schlossmann and Mr. Haidl, we agreed to issue to warrants to purchase an aggregate of 185,127 shares our common stock at an exercise price of $0.10 per share. If we did not repay the notes in full prior to November 15, 2006, we would be required to issue additional warrants to purchase up to an aggregate of 191,456 shares of our common stock at an exercise price of $0.10 per share. The subordinated notes were paid in full prior to November 15, 2006, therefore we received the discount of $0.5 million, for a total payment of $1.4 million, and we did not issue the additional warrants.

As of December 31, 2006 Mr. Schlossman held $0.5 million in subordinated notes and warrants to purchase 32,349 shares of our common stock at $0.10 per share. As of December 31, 2005 Mr. Schlossmann held $0.9 million in subordinated notes.

As of December 31, 2006 Mr. Haidl held $3.4 million in subordinated notes and warrants to purchase 285,404 shares of our common stock at $0.10 per share. As of December 31, 2005 Mr. Haidl held $3.1 million in subordinated notes.

As of December 31, 2005 Public Auction Systems, Inc. (owned by Don Haidl) held $1.1 million in subordinated notes.

As of December 31, 2006 and 2005 the Capital Direct 1999 Trust held $0.7 million in subordinated notes. As of December 31, 2006, the Capital Direct 1999 Trust held 59,447 warrants to purchase or common stock at $0.10 per share.

See Note 7 “Long term debt” for a description of the terms of the subordinated notes payable outstanding at December 31, 2006 and 2005.

Retail Sellers:

As Described in Note 4 “Acquisition of the Retail Business”, effective November 1, 2005, we acquired all of the ownership interests in the Retail Business from its former owners (“Retail Sellers”), both of which were employees of Nationwide. The aggregate purchase price was approximately $1.6 million which consisted of convertible subordinated notes approximating $1.0 million.

In November 2006, the convertible subordinated notes (the “Kowal Notes”) issued by us to Joe Kowal, a member of the Schlossman Joint Venture, in connection with the acquisition of the Retail Business, matured but were not paid. Mr. Kowal brought an action against us seeking payment of the Kowal Notes.

We entered into a settlement agreement with Mr. Kowal (the “Kowal Settlement Agreement”) in July 2007, whereby we agreed to compromise the obligations evidenced by the Kowal Notes and substitute the following consideration: (i) 250,000 shares of our common stock; (ii) $0.2 million in cash, payable to Mr. Kowal on signing of the Kowal Settlement Agreement and (iii) $0.4 million in subordinated notes payable to Mr. Kowal in monthly installments over a period of one year. We issued the shares under the Kowal Settlement Agreement, and we have made certain installment payments to Mr. Kowal, but we are currently in default with respect to the Kowal Settlement Agreement.

In connection with the Kowal Settlement Agreement, we also agreed to a repayment schedule with certain subordinated note holders affiliated with Mr. Kowal. The subordinated notes are for an aggregate $0.5 million principal indebtedness over a period of one year. As of December 31, 2006 and 2005 these notes are outstanding in there entirety.

As of December 31, 2006 and 2005 Mr. Kowal held $0.8 million in convertible subordinated notes.

Leases:

Mr. John Harvey is the Chairman of the Board of Directors, and holds 5.67% of our outstanding stock as of December 31, 2006. We lease approximately 16,000 square feet of office space at our corporate offices in Northfield, Illinois from Mr. Harvey. For the fiscal year 2004 we paid $0.3 million in rent to Mr. Harvey. Effective January 1, 2005, we began renting the facilities on a month-to-month basis at a monthly rental of $19,685. We paid Mr. Harvey $0.2 million per year in fiscal years 2006 and 2005 for rental of the office space.

We leased several facilities from Hearthstone Properties (Owned by Mr. Haidl and Mr. Schlossmann) in 2006, 2005 and 2004. In 2006, 2005 and 2004, our rental expense related to these properties was $1.1 million, $0.9 million and $0.8 million, respectively. Payments made to Hearthstone Properties in 2006, 2005 and 2004 was $1.78 million, $0.4 million and $0.6 million respectively. The 2006 amount includes payments related to the Lease and Promissory Note Agreements.

As of December 31, 2006 Hearthstone held 185,127 warrants to purchase our common stock at $0.10 per share.

Notes Receivable:

Mr. Peter Harvey periodically borrowed money from us, which borrowings are evidenced by an interest bearing note receivable. As of December 31, 2006 and 2005, Mr. Harvey had outstanding notes receivable owed to us of $0.7 million and $0.5 million, respectively.

Other

In addition to the above transaction described under “Nationwide Sellers” above, we previously issued to John Clapp $3.1 million in subordinated notes.

As of December 31, 2006 and 2005 John Clapp held $5.9 million and $5.8 million in subordinated notes respectively. For a detailed description of the subordinated note terms, see Note 7, “Long-term debt”

Note 17. Selected Quarterly Operating Results

The following table presents our unaudited financial information for the eight quarters ended December 31, 2006. This unaudited financial information has been prepared in accordance with generally accepted accounting principles applied on a basis consistent with the annual audited financial statements and in the opinion of management, they include all necessary adjustments, which consist only of normal recurring adjustments necessary to present fairly the financial results for the periods. The results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Total Year
2006
Net revenues	$14,330	$14,999	$12,937		$15,055	$57,321
Gross profit	3,420	2,631	1,511		2,438	10,000
Net (loss)	(5,101)	(5,407)	(10,208	)(a)	(6,833)	(27,549)
Net (loss): per common share (d)	$(0.16)	$(0.16)	$(0.29)		$(0.21)	$(0.82)

2005
Net revenues	$3,706	$3,970	$3,342	(c)	$7,412	$18,430
Gross profit	1,456	1,879	994		1,541	5,870
Net (loss)	(3,951)	(3,479)	(5,034	)(b)	(5,461)	(17,925)
Net (loss): per common share (d)	$(0.16)	$(0.11)	$(0.16)		$(0.17)	$(0.60)

(a)	During the third quarter of 2006, we closed several of our unprofitable auction locations. The costs to close these locations is fully accrued for and reflected in the third quarter results. These increased expenses were partially offset by increased retail sales.

(b)	The third quarter of 2005 results include decreased auction revenues as compared to the previous quarter.

(c)	Effective November 1, 2005 we acquired the Retail Business, see Note 4, “Acquisition of the Retail Business”, in the footnotes to the consolidated financial statements.

(d)	Basic loss per share is computed by dividing the loss available to common shareholders, net (loss), by the weighted average number of shares of common stock outstanding during each period.

NOTE 18. SUBSEQUENT EVENTS

Nationwide Auction Finance

On March 14, 2007, NAF, entered into an agreement with Cogent Financial Group (“Cogent”), a financial services company specializing in servicing and origination of motor vehicle and elective medical installment contracts, pursuant to which we acquired certain assets of Cogent for approximately $50.0 million. The assets acquired consisted principally of a $50.0 million portfolio of loan receivables. We purchased the assets in order to establish an automotive lending vertical to complement our existing retail operations. The value assigned to the assets was determined by estimating the resulting net cash flows from the receivables, and discounting any assets that were no longer current. The revenue projections used to value the assets took into consideration the relevant market conditions and growth factors, expected trends in non-prime and sub prime lending market, and the nature and expected timing of new loan marketing material introductions by us.

In connection with the acquisition, certain representations and warranties were made with respect to the operations of the business and the enforceability of the loan portfolio. As part of the purchase agreement, Axle, the lender in the transaction, has agreed to indemnify us against all liabilities incurred by us as a result of any inaccuracy or breach of any representation and warranty made by Cogent. As part of the post-acquisition due diligence, we have notified Axle of several material issues with the loan portfolio, most recently in May 2008. We gave notice to Axle that it had breached several of the representations and warranties contained in the purchase agreement, and that we will be seeking indemnification for any and all liabilities arising there from.

Axle Capital Amended Loan Agreements

On April 4, 2007, we executed an agreement with Axle to amend our existing loan agreements to provide for an additional $2.0 million loan from Axle to Nationwide, which matures in 5 years, and has an interest rate of 15% per annum. The loan is secured by all existing collateral provided under the existing loan agreements. In addition, we agreed to issue stock purchase warrants to purchase 200,000 shares of our restricted common stock. The proceeds of the loan are being used to fund our obligations under the Asbestos Settlement Agreement.

On April 19, 2007, we executed an agreement with Axle to amend the existing loan agreements between Axle and Nationwide to provide for an additional $11.2 million loan from Axle to Nationwide. The loan matures in 5 years and accrued interest at a rate of 15% per annum. This loan is secured by all existing collateral provided to Axle under the Existing Loan Agreements. In addition, we agreed to issue to Axle stock purchase warrants to purchase 4,000,000 shares of our restricted common stock, which are exercisable at fair market value as of April 19, 2007. The proceeds of the New Loan are being used to fund our working capital needs.

Stock Options

In October 2007, our Board of Directors approved the 2007 Entrade Inc. Stock Incentive Plan (the “Plan”). The Plan’s stated purpose is to encourage and enable the officers, employees, directors, consultants and our advisors and our subsidiaries upon whose judgment, initiative and effort we largely depend for the successful conduct of our business to acquire a proprietary interest in our Company. There are up to 12,000,000 shares eligible for award under the Plan. Awards, in the form of stock option grants, in the aggregate amount of 5,575,000 shares have been made as of the date of this filing. All such awards were granted with an exercise price equal to the market price on the date of grant. We intend to submit the Plan to our shareholders for approval at the next annual meeting of our shareholders.

On March 7, 2008, Entrade through its subsidiary NAF completed an agreement with ReMark Funding Co., LLC (ReMark”). Under the terms of the agreement, NAF agreed to sell to ReMark certain NAF retail installment loan contracts with an approximate face value of $2.48 million for a purchase price of approximately $2.09 million, subject to certain conditions. ReMark is an affiliate of The Goldman Sachs Group, Inc.

EXHIBIT LISTING

Exhibit No.	Exhibit description
Exhibit 2.1	Agreement and Plan of Merger dated as of February 23, 1999 among Artra, WorldWide Web NetworX Corporation (“WWWX”), NA Acquisition Corp. (“NAAC”) (now known as Entrade Inc.) and WWWX Merger Subsidiary, Inc. (incorporated by reference to the Registrant’s Report on Form 8-K filed with the SEC on October 28, 1999).

Exhibit 2.1.1	Amendment to Agreement and Plan of Merger dated as of April 30, 1999, by and between WWWX, NAAC, WWWX Merger Subsidiary (incorporated by reference to the Registrant’s Report on Form 8-K filed with the SEC on October 28, 1999).

Exhibit 2.1.2	Second Amendment to Agreement and Plan of Merger dated as of May 14, 1999, by and between WWWX, NAAC, WWWX Merger Subsidiary (incorporated by reference to the Registrant’s Report on Form 8-K filed with the SEC on October 28, 1999).

Exhibit 3.1	Articles of Incorporation of Entrade, Inc. (incorporated by reference to the Registrant’s Report on Form 8-K filed with the SEC on October 28, 1999).

Exhibit 3.2	Bylaws of Entrade, Inc. (incorporated by reference to the Registrant’s Report on Form 8-K filed with the SEC on October 28, 1999).

Exhibit 3.3	Statement with Respect to Shares of Series A Convertible Preferred Stock of Entrade Inc. as filed with the Secretary of Commonwealth of the Commonwealth of Pennsylvania on March 24, 2000 (incorporated by reference to the Registrant’s Report on Form 8-K filed with the SEC on March 29, 2000).

Exhibit 10.1	Restated 1985 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333- 88039) filed with the SEC on September 29, 1999).

Exhibit 10.2	1996 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333- 88039) filed with the SEC on September 29, 1999).

Exhibit 10.3	1996 Disinterested Directors Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333- 88039) filed with the SEC on September 29, 1999).

Exhibit 10.4	1999 Stock Option Plan for Non-Executive Employees (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333- 91409) filed with the SEC on November 22, 1999).

Exhibit 10.5	1999 Non-qualified Stock Option Plan of Artra and form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant’s Report on Form 8-K filed with the SEC on October 28, 1999).

Exhibit 10.6	Entrade, Inc. 2003 Non-qualified Stock Option Plan

Exhibit 10.7	Entrade, Inc. 2003 Disinterested Directors Plan

Exhibit 10.8	Entrade, Inc. Stock Incentive Plan

Exhibit 10.9	Form of Entrade, Inc. Private Placement Note

Exhibit 10.10	Form of Entrade, Inc. Private Placement Warrant

Exhibit 10.11	Asset Purchase Agreement dated November 1, 2005, by and between Joe Kowal, Nationwide Auction Systems, Inc. and Entrade, Inc.

Exhibit 10.12	Entrade, Inc. Convertible Promissory Note No. 1 dated November 1, 2005.

Exhibit 10.13	Entrade, Inc. Convertible Promissory Note No. 2 dated November 1, 2005.

Exhibit 10.14	Entrade, Inc. Convertible Promissory Note No. 3 dated November 1, 2005.

Exhibit 10.15	Settlement Agreement dated July 2007, by and between Joe Kowal, Nationwide Auction Systems, Inc. and Entrade, Inc.

Exhibit 10.16	Letter Agreement dated February 19, 2005, among Entrade, Inc., Don Haidl, Corey P. Schlossmann; Capital Direct 1999 Trust, Core Capital IV Trust and James Clapp (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 1, 2005).

E-1

EXHIBIT LISTING CONTINUED…

Exhibit number	Exhibit description
Exhibit 10.17	Note Restructuring Agreement dated February 19, 2005 between Entrade, Inc. and James Clapp (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on March 1, 2005).

Exhibit 10.18	Settlement Agreement dated May 25, 2006, by and between Entrade, Inc., Nationwide Auction Systems, Inc. Entrade Inc., Don Haidl, Corey P. Schlossmann; Capital Direct 1999 Trust, Core Capital IV Trust, Hearthstone Properties, LLC and Hearthstone Properties Delaware, LLC.

Exhibit 10.19	Letter Agreement dated September 27, 2006, by and among Nationwide Auction Systems, Inc. Corey P. Schlossmann and Truckcenter.com, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 13, 2006).

Exhibit 10.20	Acknowledgment and Agreement Related to Promissory Note Obligations dated September 27, 2006 by and among Hearthstone Properties Delaware, LLC and Nationwide Auction Systems, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 13, 2006).

Exhibit 10.21	Acknowledgment and Agreement Related to Promissory Note Obligations dated September 27, 2006 by and among Hearthstone Properties, LLC and Nationwide Auction Systems, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 13, 2006).

Exhibit 10.22	Acknowledgement and Agreement Related to Lease Obligations dated September 27, 2006 by and among HFT Alaska Preservation Trust and Nationwide Auction Systems, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 13, 2006).

Exhibit 10.23	Acknowledgement and Agreement Related to Lease Obligations dated September 27, 2006 by and among Hearthstone Properties Benicia, LLC and Nationwide Auction Systems, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 13, 2006).

Exhibit 10.24	Letter Agreement dated September 27, 2006 between Entrade, Don Haidl and Corey Schlossmann (incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the SEC on October 13, 2006).

Exhibit 10.25	Membership Interest Purchase Agreement dated as of July 12, 2006, by and among Automax Pacific, LLC, David S. Wilson, and SOCAL Auto Center Acquisition, LLC.

Exhibit 10.26	Loan and Security Agreement dated as of July 12, 2006, by and between Axle Capital, LLC, Nationwide Auction Systems, Inc., Nationwide New Holdings, LLC, SOCAL Auto Center Acquisition, LLC, Automax Pacific, LLC, and SOCAL Auto Center, LLC

Exhibit 10.27	Second Amended and Restated Secured Promissory Note dated October 17, 2007, by and between Nationwide Auction Systems, Inc. and Axle Capital, LLC.

Exhibit 10.28	Amended and Restated Secured Promissory Note dated May1, 2007, by and between Nationwide Auction Systems, Inc. and Axle Capital, LLC.

Exhibit 10.29	Amended and Restated Secured Promissory Note dated May1, 2007, by and between Nationwide Auction Systems, Inc. and Axle Capital, LLC.

Exhibit 10.30	Amended and Restated Secured Promissory Note dated May1, 2007, by and between Nationwide Auction Systems, Inc. and Axle Capital, LLC.

Exhibit 10.31	Loan and Security Agreement dated as of October 31, 2005, by and between Rosedale Leasing LLC and Nationwide Auction Systems, Inc.

Exhibit 10.32	Asset Purchase Agreement dated as of March 14, 2007, by and between Cogent Acquisition Company, LLC and Cogent Financial Group.

Exhibit 10.33	Standard Industrial Lease dated as of September 1, 1990, by and between Nationwide Auction Systems, Inc. and HFT Alaska Preservation Trust.

Exhibit 10.34	Full Service Gross Office Lease dated July 26, 2006, by and between Spectrum Business Center LLC and Nationwide Auction Systems, Inc.

Exhibit 10.35	Standard Sublease dated November 1, 2003, by and between West Covina Auto Retail, Inc. and SoCal Auto Center, LLC.

E-2

EXHIBIT LISTING CONTINUED…

Exhibit number	Exhibit description
Exhibit 10.36	Promissory Note issued by Peter R. Harvey.

Exhibit 10.37	Standard Industrial Lease dated May 25, 2001, by and between Benecia, LLC and Public Liquidation Systems, Inc.

Exhibit 10.39	Standard Sublease dated July 12, 2005, by and between Omnia Italian Design, Inc. and Nationwide Auction Systems, Inc.

Exhibit 10.40	Order Confirming Amended Joint Reorganization Plan of Artra Group Incorporates, as modified, dated January 25, 2007.

Exhibit 10.41	Letter Agreement dated October 10, 2007, by and between Entrade, Inc. and U.S. Department of Labor

Exhibit 10.42	Settlement Agreement dated June 30, 2007 with State Board of Equalization of the State of California.

Exhibit 10.43	Closing Agreement on Final Determination Covering Specific Matters dated May 16, 2007, by and between the Internal Revenue Service and Nationwide Auction Systems, Inc.

Exhibit 10.44	Closing Agreement on Final Determination Covering Specific Matters dated May 15, 2007, by and between the Internal Revenue Service and Nationwide Auction Systems, Inc.

Exhibit 21.1	Subsidiaries of the Registrant

Exhibit 24.1	Power of Attorney (included in signature page.)

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorp.

E-3